Form 10QSB
period 2002-09-30
ORIGINALLY NEW YORK INC
filed 2002-11-19
CIK 1192907

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50013

                    Originally New York, Inc.
               -----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          91-2107890
        ---------------                 -------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow Blvd., Suite 300               89107
         Las Vegas, NV                     ----------
---------------------------------          (Zip Code)
(Address of principal executive
           offices)

                         (702) 407-8222
                      ----------------------
      (Registrant's telephone number, including area code)

                               N/A
                         --------------
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             7,122,018

                     ORIGINALLY NEW YORK, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                       3
          Balance Sheet                                              4
          Statements of Operations                                   5
          Statements of Cash Flows                                   6
          Notes                                                      7

  Item 2. Management's Discussion and Plan of Operation              9

PART II - OTHER INFORMATION

  Item 4. Controls and Procedures                                   11

  Item 6. Exhibits                                                  11

SIGNATURES                                                          12

CERTIFICATION                                                       12

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-SB previously filed with the Commission on September 26, 2002, and subsequent amendments made thereto.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                           Balance Sheet

                                             (unaudited)
                                             September 30,
                                                 2002
Assets                                     ----------------

Current assets:
Cash                                           $73,487
Inventory                                        1,023
                                           ----------------
Total current assets                            74,510
                                           ----------------
Fixed assets, net                                1,215

Website development, net                         3,440

Intangible assets                                  650
                                           ----------------
                                               $79,815
                                           ================
Liabilities and Stockholders' Equity

Current liabilities:
Due to shareholder                                 $72
                                           ----------------
Total current liabilities                           72
                                           ----------------
Stockholders' equity (deficit):
Preferred stock, $0.001 par value,
5,000,000 shares
authorized, no shares issued and                     -
outstanding
Common stock, $0.001 par value,
20,000,000 shares
authorized, 7,122,018 shares issued              7,122
and outstanding
Additional paid-in capital                     145,729
(Deficit) accumulated during                  (73,098)
development stage                          ----------------
                                                79,743
                                           ----------------
                                               $79,815
                                           ================

  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Operations
                            (unaudited)

                                            Nine       March        March
                                           Months     12, 2001     12, 2001
                           Three Months    Ended     (Inception)  (Inception)
                               Ended                     to          to
                          --------------
                           September 30,  September   September    September
                                             30,         30,         30,
                            2002   2001     2002        2001        2002
                          ---------------------------------------------------
Revenues                       $-     $-       $81        $-        $103
Cost of sales                   -      -        18         -          23
                          ---------------------------------------------------
Gross profit                    -      -        63         -          80
                          ---------------------------------------------------
Expenses:
General and                10,243  2,704    18,920    20,368      51,294
administrative expenses
Commission expense          1,566      -     9,294         -       9,294
Consulting expense -        6,000      -    11,250         -      11,250
related party
Depreciation &                300     85       899       142       1,340
amortization              ---------------------------------------------------
Total expenses             18,109  2,789    40,363    20,510      73,178
                          ---------------------------------------------------
Net (loss)              $(18,109) $(2,789) $(40,300) $(20,510 ) $(73,098)


Weighted average number
of common shares
outstanding - basic and   7,112,018  5,714,286  6,196,637  5,671,213
fully diluted             ============================================

Net (loss) per share -    $(0.00)   $(0.00      $(0.01)     $(0.00)
basic and fully diluted   ============================================



  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)

                                      Nine     March 12,     March 12,
                                     Months      2001          2001
                                     Ending    (Inception)  (Inception)
                                                  to           to
                                   September   September    September
                                      30,         30,          30,
                                      2002       2001         2002
                                  ---------------------------------------
Cash flows from operating
activities
Net (loss)                          $(40,300)  $(20,510)  $(73,098)
Shares issued for services              5,250          -      5,250
Depreciation & amortization               899        142      1,340
Adjustment to reconcile net (loss)
to
net cash (used) by operating
activities:
(Increase) in inventory                 (566)      (923)    (1,023)
Increase (decrease) in due to         (1,261)      1,424         72
shareholder                       ---------------------------------------
Net cash (used) by operating         (35,978)   (19,867)   (67,459)
activities                        ---------------------------------------

Cash flows from investing
activities
Purchase of fixed assets                    -    (1,695)    (1,695)
Website development                         -    (5,425)    (4,300)
Intangible assets                           -      (650)      (650)
                                  ---------------------------------------
Net cash (used) by investing                -    (7,770)    (6,645)
activities                        ---------------------------------------

Cash flows from financing
activities
Issuances of common stock              92,591     55,000    147,591
                                  ---------------------------------------
Net cash provided by financing         92,591     55,000    147,591
activities                        ---------------------------------------

Net increase in cash                   56,613     27,363     73,487
Cash - beginning                       16,874          -          -
                                  ---------------------------------------
Cash - ending                         $73,487    $27,363    $73,487
                                  =======================================
Supplemental information:
Interest paid                             $ -        $ -
                                  =======================================
Income taxes paid                         $ -        $ -
                                  =======================================
Non-cash investing and financing
activities:
Shares issued for services             $5,250         $-     $5,250
provided
Number of shares issued for            75,000          -     75,000
services                          =======================================



  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via a securities offering. Management believes that it has raised enough cash to sustain business for a period of twelve months. If the equity financing does not raise sufficient capital, it would be unlikely for the Company to continue as a going concern.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 3 - Fixed assets

The Company did not purchase any additional fixed assets during the nine months ended September 30, 2002. Depreciation expense was recorded in the amount of $254 during the period ended September
30, 2002.

Note 4 - Web development costs

The Company did not incur any additional web development costs during the nine months ended September 30, 2002. Amortization expense was recorded in the amount of $645 during the period ended September 30, 2002.

Note 5 - Intangible assets

The Company did not incurred any additional costs in trademark application fees during the period ended September 30, 2002 and has recorded no amortization for the period ended. The Company will begin amortization upon completion of the process of applying for multiple trademarks.

                     Originally New York, Inc.
                   (a Development Stage Company)
                               Notes

Note 6 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On June 1, 2002, the Company issued 75,000 shares of its $0.001 par value common stock for total services rendered of $5,250 to three members of the board of directors. One member of the board of directors is the brother of the president of the Company.

On June 30, 2002, the Company closed its offering pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, and issued a total of 1,322,732 shares its $0.001 par value common stock for total cash of $92,591.

There have been no other issuances of common stock or preferred stock.

Note 7 - Related party transactions

As of December 31, 2001, a shareholder, officer and director of the Company paid for various expenses of the Company in the amount of $1,333. During the nine months ended September 30, 2002, a shareholder, officer and director of the Company paid for various expenses of the Company in the amount of $72. The total amount due to the shareholder is a loan that bears zero interest and is due on demand.

During the nine month period ended September 30, 2002, the Company paid the individual a total of $1,333 to pay off a portion of the balance due. As of September 30, 2002, the balance owed is $72.

On June 1, 2002, the Company issued 75,000 shares of its $0.001 par value common stock for total services rendered of $5,250 to three members of the board of directors. One member of the board of directors is the brother of the president of the Company.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the nine months ended September 30, 2002, the Company paid this shareholder a total of $6,000.

Note 8 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the nine-month period ended September 30, 2002, no warrants have been exercised.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about Originally New York, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ONY's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, although there may be certain forward-looking statements not accompanied by such expressions.

     The  safe  harbors of forward-looking statements  provided  by
Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

  We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc. We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web site. Since our inception, we have generated $103 in revenue from sales of our products.

  We have also entered into an affiliate program whereby we placed a hyper link to "Everything NYC" on our Internet site. Everything NYC is a web site that sells products related to New York, including such items as clothing, pictures and posters and other various goods. Through this affiliate program, we earn between five to ten percent of every sale derived from customers who link to the Everything NYC web site from ours. We have not referred any sales to Everything NYC, and thus have not generated any revenues from this aspect of our business.

  In addition to e-commerce opportunities, we provide opportunities for visitors to leave comments on our message board. Since September 2001, we have had 72 unique posts, with various uncounted replies. Our management believes that the message board will serve to foster and develop an on-line community of New Yorkers who have since moved to other parts of the United States. We believe that this community will generate word-of-mouth advertising for our web site and our products, thereby generating sales.

  We target current and previous residents of New York City. Our management believes that this segment of the U.S. population consists of millions of people, who either grew up in NYC and stayed there, or relocated to various regions throughout the country. Over a quarter of a million of high school students graduate from more than a thousand NYC public schools every year, by our management's general estimates. Taking into account, at a minimum, high school graduates over the past ten years, provides an idea of the size and dynamics of our target market.

  From our inception to September 30, 2002, we have devoted our activities to the following:

1.   Formation of the Company and obtaining start-up capital,
2.   Developing our products and graphic designs,
3.   Establishing our web site,

4.   Seeking protection for our intellectual property and
5.   Organizing our production and fulfillment capabilities.

Results of Operations

     We have conducted our operations since March 2001. We have generated $103 in revenues from sales and incurred expenses in the amount of $18,109. This resulted in an accumulated a deficit of $73,098 as of September 30, 2002. Our deficit can be significantly attributed to the costs of our start-up operations and development of our website.

     We have established our web site with e-commerce capabilities, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities. Our website, www.originallyny.com, serves as the core of our revenue generating operations. All of our revenues to date have been generated from sales through this Internet site. We do not believe that any further capital expenditures will be required. We intend to focus our ongoing efforts on marketing and increasing sales of our products.

     As of September 30, 2002, we had $73,487 of cash on hand and $1,023 in inventory. Our current assets are sufficient to meet our current liabilities of $72. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

Plan of Operation

     We currently offer for sale exclusively through our web site ten different products. Sales growth in the next 12 months is important to provide us with cash flow to meet our operating expenses. However, we cannot guarantee that we will generate sufficient sales to cover our financial obligations.

     Our current revenues are significantly dependent upon sales of our proprietary products. To alleviate our dependence upon sales of our products, we have entered into an affiliate program, whereby we earn a fee from sales derived from customers who link to the affiliate's site. We have not experienced any revenues through this affiliate program to date. This affiliate program does not cost us anything to participate in.

     To further diversify our revenue generating capacity, we intend to contract independent sales representatives to sell our merchandise directly to retail stores. These representatives will be paid on a commission basis and will not be paid a salary, thus our cash on hand will not be affected. However, we have not engaged such individuals as of the date of this registration statement.

     There are no plans or intentions to acquire a significant plant and/or any equipment to produce our own sports products.

                    PART II - OTHER INFORMATION

                  Item 4. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive
Officer (who also effectively serves as the Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation (1)

             (b) By-Laws (1)

  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, and amendments thereto, previously filed with the Commission.

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ORIGINALLY NEW YORK, INC.
                          (Registrant)

By: /s/ Leonard H. Luner
   ------------------------
Leonard H. Luner, President


                           CERTIFICATION

     I, Leonard H. Luner, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of Originally New York, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of September 30, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 18, 2002

/s/ Leonard H. Luner
   ---------------------
     President and CEO