Form 10KSB
period 2002-12-31
ORIGINALLY NEW YORK INC
filed 2003-03-31
CIK 1192907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Form 10-KSB


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period from __________ to

             Commission File Number: 000-50013



                   ORINGINALLY NEW YORK, INC.
              ------------------------------------
         (Name of small business issuer in its charter)



            Nevada                         91-2107890
       ----------------                -------------------
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)



500 N. Rainbow Blvd., Suite 300               89107
-------------------------------            ----------
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 407-8222

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which registered
---------------------------      -----------------------------------------
---------------------------      -----------------------------------------




Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                        (Title of class)


                        (Title of class)









PAGE-1-




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $74.

The Company's common stock is not listed on a national stock exchange.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002 was 7,112,018.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part  I,  Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


PART I                                                                3
 ITEM 1.  BUSINESS.                                                   3
 ITEM 2.  DESCRIPTION OF PROPERTY                                     9
 ITEM 3.  LEGAL PROCEEDINGS                                           9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         9
PART II                                                               9
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    9
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  13
 ITEM 7.  FINANCIAL STATEMENTS                                       15
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                                 30
PART III                                                             30
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT          30
 ITEM 10.  EXECUTIVE COMPENSATION                                    31
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                             32
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            33
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          34
 ITEM 14.  CONTROLS AND PROCEDURES                                   34
SIGNATURES                                                           35









PAGE-2-



                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our
management's   assumptions  and  beliefs  based  on   information
currently  available.   We  can  give  no  assurance   that   the
expectations indicated by such forward-looking statements will be
realized.   If any of our assumptions should prove incorrect,  or
if   any   of   the  risks  and  uncertainties  underlying   such
expectations should materialize, Originally New York's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

                       ITEM 1.  BUSINESS.

Business Development

     We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc. by our founder, Leonard H. Luner. Our articles of incorporation authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share. We are filing this Form 10-SB voluntarily with the intention of establishing a fully reporting status with the SEC. Consequently, we will continue to voluntarily file all necessary reports and forms as required by existing legislation and SEC rules.

     We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

     Since  our formation, our efforts had been devoted primarily
to   startup  and  development  activities,  which  include   the
following:

  1.   Formation of the Company and obtaining start-up capital,
  2.   Developing our products and graphic designs,
  3.   Establishing our web site,
  4.   Seeking protection for our intellectual property and
  5.   Organizing our production and fulfillment capabilities.

     We are a start-up company with a limited operating history. From our inception to December 31, 2002, we generated $96 in revenues and have accumulated losses in the amount of $83,173. We cannot guarantee you that we will be able to increase sales of



PAGE-3-



our  products  and  to attain profitability.   Our  profitability
could be affected by risks such as market acceptance and penetration of our products and our ability to cost-effectively market and distribute our products.

Business of Issuer

Principal Products and Principal Markets

     We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. Since our inception, we have generated $96 in revenue from sales of our products. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web sites. The suppliers of our merchandise are as follows:

   Watches:
   Norman Silverman, Inc.
   991 C Lomas Santa Fe Drive, #428
   Solana Beach, California 92075-2198

   Apparel:
   Peter Young & Associates
   21 West 38th Street
   New York, New York 10018

     We have entered into a verbal understanding with Norman Silverman, Inc. to distribute the watches, which display our name on the faceplate, which he produces for us. Under this arrangement we market these watches on our web site. For each watch that sold through our web site, we earn a sales commission. We have not sold any watches, to date, and thus have not generated any commissions from sales of Norman Silverman, Inc.'s watches.

     We target current and previous residents of New York City. Our management believes that this segment of the U.S. population consists of millions of people, who either grew up in NYC and stayed there, or relocated to various regions throughout the country. According to the New York City Department of Education, there were nearly 300,000 students enrolled in high school for the 2002-2003 school year. This same organization estimates that approximately 20% of every entering high school freshmen class drops out of high school. The NYCDOE published that approximately 70,000 high school students completed all four years and graduated in the year 2001. Estimating that 70,000 high school students graduated each year over the past ten years, at a minimum, provides us with approximately 700,000 high school graduates to target for our products. Additionally, there are over one million students enrolled in over 1,100 schools, in the five New York City boroughs, in any given year, which will serve to increase the size of our target market annually.

Distribution Methods of Our Products

     We have established a web site at www.originallyny.com. This site is hosted and maintained by a third party web development, consulting and hosting company, CAT Interactive. There are no long-term arrangements or agreements with CAT, and either we or CAT may terminate the relationship at any time upon written notice.



PAGE-4-



     This site is the home of our operations, the principal method through which we market, sell and distribute our proprietary products. Substantially all of our revenues will be realized from on-line purchases. We intend to advertise our web site, and resultantly our products, by placing links to our web site on the sites of others. We have placed links and advertisements on the web site www.bronxworld.com, an internet community celebrating the Bronx in New York. Additionally, we have engaged Tribune Interactive to place banner advertisements on various sites that take visitors to the Originally New York site.

     Our marketing and advertising efforts have also extended into mass media. We have placed advertisements in the daily newspaper USA Today, in an effort to reach a mainstream audience.

     We believe personal relationships can cultivate business sales. Our officers and directors have given t-shirts with our logo to prospective customers, family members and friends in an effort to generate brand awareness and word-of-mouth advertising. Additionally, we intend to engage sales representatives in major metropolitan areas to sell merchandise directly to specialty shops. We believe this will provide us with additional revenue opportunities. These representatives will be paid on a commission basis, and will not be salaried employees, which will allow us to preserve our capital. Our management is exploring the feasibility of hiring sales representatives based upon market conditions and our sales goals. We have attempted to engage agents to sell our products; however, most prospective persons seek to earn a base salary in addition to commissions. As a result, we have been unable to contract any sales representatives and we cannot assure you that we will be able to entice such personnel to work with us in the future.

Competitive  Business  Conditions and  the  Issuer's  Competitive
Position

     We intend to offer unique New York-related apparel and products. We believe we are in a niche market, and can therefore target our customers more accurately than larger competitors that target a wide audience. In this environment, a major challenge is to gain market share and build brand-name recognition for the ONY logo next to well-established images, such as the "Big Apple," and "I Love NY."

     In the broader market, we compete with a number of branded and private-label manufacturers of sportswear and knit apparel. Many of competitors are larger in size and most have greater financial resources than ONY. Approximately three-quarters of the United States market sales of knit apparel are made by three major knit apparel manufacturers.

     The principal competitive factors in the apparel industry are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. The apparel industry is further characterized by rapid shifts in fashion, consumer demand, and competitive pressures, resulting in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions, such as consumer expenditures for non-durable goods. The industry is also subject to supply volatility, which occurs as competitors enter or leave the market.



PAGE-5-



     We expect that our proprietary products will face considerable price pressure. Our management believes the market for apparel and related merchandise is price sensitive. We believe that consumers evaluate purchases for novelty clothing with price as a significant and determining factor. In such environment, we may be forced to lower our prices, and resultantly experience lower profit margins, to encourage consumer purchases.

     We believe that our larger competitors have higher fixed overhead costs than we currently have. Most large competitors have long-term manufacturing, distribution and sales arrangements and may not be mobile enough to adjust to changing market conditions. We believe that due to our flexible nature, with no fixed long-term contracts, allows us the mobility to modify our product line in accordance with consumer preferences.

Licenses, Franchises and Royalty Agreements, Including Duration

     On April 20, 2001, we applied for trademark protection from the United States Department of Commerce, Patent and Trademark Office, for two of our logos. Trademark serial number 76244786 was applied for on the basis of the design, words and letters. We also applied for a second trademark, serial number 76244783, on the basis of the stylized form of the words and letters.

     These trademarks have been denied and subsequently abandoned by the Patent and Trademark Office. However, we intend to pursue both of these trademarks with the Patent and Trademark Office by filing a petition with that office for reinstatement of our applications. Our management has contacted an attorney to pursue our trademark application. We are in the process of communicating with this attorney to ascertain the possibility of success in obtaining trademark protection for our logos and designs. We do not have any ability to forecast a timeline of events which will lead to trademark protection. We cannot assure you that the Patent and Trademark Office will grant our request for trademark protection. We are not dependent upon trademark protection at this time, and do not believe it to be a condition of continuing our operations. However, unauthorized use of our logos and other intellectual property may limit or decrease our ability to establish a recognizable brand image.

Government Approval of Principal Products or Services

     To the best of our management's knowledge, our products and services do not require government licensing or approval.

     We are attempting to obtain trademark protection for two of our logo designs from the United States Patent and Trademark Office. As previously stated, this process in progress, and there is no assurance that any protection will be provided for us. We will be able to continue operating if we are unable to obtain any such protection, as it is not a requirement for us to do business.

Effect of Existing or Probable Government Regulations

     Our management does not believe that any existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent manufacturers fail to operate in compliance with applicable laws and regulations. Although our internal guidelines promote ethical business practices, we do not control these vendors or



PAGE-6-



their labor practices. The violation of labor or other laws by an independent manufacturer, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for us and could reduce sales of our products.

Employees

     We do not have any employees. Instead, we presently rely on the efforts of our directors and executive officers. Our President, Leonard H. Luner, devotes an average of 15-20 hours per week to our operations. Messrs. Stuart S. Luner, Treasurer and Director of ONY; Paul S. Walker, a Director; and Stuart Weiser, also a Director each provide services to us on an as needed basis, which, on average, amounts to approximately one to two hours per week per person.

     We believe that our operations are currently on a small scale that is manageable by a one individual. We outsource the production of our products and the set-up and maintenance of our web site, thus our management's responsibilities are mainly administrative. Additionally, our marketing and advertising efforts are conducted substantially via the Internet, and can be directed by our current staff. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us on an independent contractor basis. Thus, these representatives are not intended to be employees of our company.

Reports to Security Holders

Annual Reports

     We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC

     As of the date of this registration statement, we have not been filing periodic reports with the SEC. However, the purpose of this registration statement is to become a fully reporting company on a voluntary basis. Hence, we will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

We may be unable to continue as a going concern if we fail to generate sufficient revenues and/or fail to obtain additional capital.



PAGE-7-



     We are a development stage entity with limited operations. For the period from our date of incorporation on March 12, 2001 to December 31, 2002, we have incurred a total loss of $83,173 on revenues of $85. We will not be profitable until we establish a broader customer base for our products and derive substantial revenues from our sales. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows or obtain adequate funding through external offerings of our equity or debt. There are no assurances that we will be able to generate sales or that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available, the value of our Company's common shares will be negatively affected and could result in the loss of your entire investment.

     The financial statements present elsewhere in this registration statement do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We may not be able to compete against our larger competitors.

     The market for athletic apparel and sportswear is highly competitive. We face significant competition from global and regional branded apparel companies, as well as retailers that market apparel under their own labels. Competitors pose significant challenges to us and make it more difficult to gain market share. Among other things, we compete with other apparel companies for the production capacity of independent manufacturers that will produce our products and, potentially, for import quota capacity.

     Some of our larger competitors have substantially greater financial, distribution, marketing and other resources and have achieved greater recognition for their brand names for product lines or certain products than we have. As a result, some of these competitors may be able to devote greater resources to marketing and promotional activities or adopt more aggressive pricing policies than we may be able to. Increased competition in this manner may result in reduced operating margins or loss of market share.

We may not be able to obtain intellectual property protection.

     Although we are in the process of pursuing trademark protection of our logos, we cannot guarantee that we will be able to obtain such trademark protection. In addition, we cannot assure you of the breadth or the degree of protection any such trademark will afford us, if such protection is granted. Also, we cannot assure you that others will not independently develop substantially similar logos or otherwise copy our protected property, or that others may not be issued trademarks for logos or designs that are materially similar in nature. Moreover, we could incur substantial costs in defending ourselves in any suits brought against us claiming infringement of the intellectual property rights of others or in asserting our rights in a suit against another company.

Our products have not been widely accepted by the public.

     Our  business  is dependent upon the sales of  our  company-
branded   products.    Our   marketing  plan   requires   further
development and refinement to attract visitors to our site and to



PAGE-8-



encourage purchases of our products. There is also no assurance we will be able to retain our vendor contacts, or to establish additional manufacturing relationships. We cannot assure you that our products will be capable of attracting sales in commercially viable levels, obtain acceptance in the market or be successfully marketed. We cannot guarantee you that we will be able to establish any market for our products. We will incur substantial expenses in establishing markets for our products, if and when such markets are ever established.

We will lose potential customers and fail to develop repeat business if substantial numbers of our website users lose connection to our websites.

     Although we or our third party web site hosting company will test our websites for errors and attempt to identify any bugs or errors, our site may contain the following problems leading to interruptions in our business:

     *    Undetected errors or bugs
     *    Inability of our server to handle peak loads
     *    Systems failures by our Internet service provider
     *    Inactivity by users for periods while remaining on-line

     Repeated disruptions due to such errors or even one disruption may dissuade users from ever using our services again. Accordingly, if we or our web site host fail to develop effective systems to detect such errors or guard against such errors and there are substantial interruptions, we will be unsuccessful at developing business, and our potential revenues will be reduced.

Our vulnerability to security breaches, glitches and other computer failures could harm our ability to establish our future customer base.

     We offer our products through our Internet sites. The secure transmission of confidential information over public networks is a critical element of our operations. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our operations. If we are unable to prevent unauthorized access to our users' information and transactions, our customer relationships will be harmed. Although we intend to implement industry-standard security measures, these measures may not prevent future security breaches. Heavy stress placed on our systems could cause systems failures or operation of our systems at unacceptably low speeds.

Changes in consumer preferences could reduce demand for our products.

     We believe we may benefit from changing consumer preferences and increasing consumer interest in wearing casual apparel, but this trend may not continue. Any change in consumer preferences could have a material adverse effect on our revenues. In addition, changes in fashion trends could have a greater impact as we expands our product offerings to include more sportswear. Furthermore, decisions about product design often are made in advance of consumer acceptance. Failure to anticipate and respond to changes in consumer preferences and demands could lead to, among other things, lower sales, excess inventories and lower margins, all of which could adversely affect the value of your investment.

We are dependent on independent manufacturers for the production of our products.


PAGE-9-


     We outsource production of our proprietary ONY sportswear to independent manufacturers. The inability of a manufacturer to ship our products in a timely manner or to meet our quality standards could cause us to miss the delivery requirements of our customers for those items. This could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which will decrease our revenues. Although we plan to enter into purchase order commitments with specific time frames for delivery, method of payment, design and quality specifications and other standard industry provisions, we do not have long-term contracts with any manufacturer. In addition, we compete with other companies for the production capacity of independent manufacturers. Certain of these competing companies have substantially greater brand recognition and financial and other resources than we do and thus may have an advantage in the competition for production capacities. We do not expect that any of our independent manufacturers will produce our products exclusively.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

     Our operations depend substantially on the skills and experience of Mr. Leonard H. Luner, our President. Without employment contracts, we may lose this or any of our officers and directors to other pursuits without a sufficient warning and, consequently, go out of business.

     Our officers and directors are each involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between Originally New York and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Unauthorized use of our intellectual property may limit our ability to establish a recognizable brand.

     From time to time, we may discover products that are counterfeit reproductions of our products or that otherwise infringe upon any existing or potential proprietary rights held by us. If we are unsuccessful in challenging a party's products on the basis of trademark infringement, continued sales of these products by that or any other party could adversely impact our brand, result in the shift of consumer preference away from us and limit our revenue generating capabilities. We cannot assure you that actions taken by us to establish and protect our pending trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating of trademarks and proprietary rights. In addition, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property rights by others.

There is no public market for our stock.

     There is no public market for our common stock. Our common stock is currently not quoted on any exchanges and our stock is held in a small community of shareholders. Therefore, the market for the common stock is limited. However, we expect to undertake steps that would create a publicly traded market for our float stock and thus enhance the liquidity of our shares. However, we cannot assure you that a meaningful trading market will develop. We make no representation about the value of our common stock.


PAGE-10-



     If our stock ever becomes tradable, the trading price of our common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant web site customers, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the apparel industry, and other events or factors, many of which are beyond our control. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours, which have been unrelated to the operating performance of these companies. These market fluctuations may have a material adverse effect on the market price of our common stock if it ever becomes tradable.

Certain  Nevada  corporation  law  provisions  could  prevent   a
potential takeover, which could adversely affect the market price of our common stock.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.


                ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     Originally New York, Inc. has its headquarters in Nevada. The mailing address is Originally New York, Inc., 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107, phone: (702) 407-8222, and fax: (702) 407-8223. We lease this address from JBS Executive Suites, LLC for $360 per annum, which provides for basic conference facilities and access to copy machines and other office equipment, as needed. The lease has expired on June 5, 2002 and we are currently renting this space on month-to-month basis.

     We also have an administrative office that is being provided by a director and shareholder at no charge to us for an indefinite time period. This space is approximately 120 square feet and provides Internet access, various office equipment and furniture. There are currently no proposed programs for the renovation, improvement or development of the facilities we currently use. We believe that this arrangement is suitable given the nature of our current operations, and also believe that we will not need to lease additional administrative offices for at least the next 12 months.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.



PAGE-11-


                   ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. A shareholder in all likelihood, therefore, will not be able to resell his or her securities should he or she desire to do so when eligible for public resales. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.

Warrants

     On  June  30, 2002, we issued a warrant representing 132,273
underlying   shares   of  common  stock  to  NevWest   Securities
Corporation.  The warrant provides that the holder:

     1. May exercise warrants at any time and prior to the expiration date, which is June 30, 2005;
     2.   May exercise warrants at a price of $0.077 per share;
     3. Is not entitled to vote or receive dividends or be deemed the holder of common stock or any other securities, which may at any time, be issuable on the exercise of the warrants.

     The number and kind of securities purchasable and price to be paid upon exercise will be adjusted upon the following events:

     1.   Reclassification or merger,
     2.   Subdivision or combination of shares,
     3.   Stock dividends and other distributions,
     4.   Adjustment of number of shares and
     5.   Conversation of shares.

     These  warrants  were issued as additional  compensation  in
connection  with  sales  of  our  securities  under  our   Nevada
registered 504 offering.

Shares Available Under Rule 144

     There are currently 5,789,286 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933. Of that amount, 5,000,000 shares, or 70.3%, are beneficially held by Leonard H. Luner, an officer and director of our company. At the present time, the resale or transfer of the restricted shares of Common Stock held by Mr. Luner would be permissible in limited quantities pursuant to Rule 144(e)(1) with notification compliant with Rule 144(h). However, Mr. Luner has entered into a "lock-up" agreement, whereby his holdings may not be sold until the earlier of the following events:

PAGE-12-



       1. A period of three years from the date of the offering conducted under Rule 504 of Regulation D (which date shall be December 7, 2004),
       2. When our stock is traded on the OTCBBr at an average share price of greater than $0.10 per share for a minimum of three months,
       3. Our shares are listed on the Nasdaq SmallCap MarketSM or higher market or
       4. We have paid the purchasing shareholders in the Regulation D offering their investment in the form of dividends.

     As these events have not yet occurred, Mr. Luner may not divest himself of his ownership in our company, neither through public or private means.

     An additional aggregate of 75,000 shares of our common stock are held equitably by three officers and directors of our company (please refer to Item 6 on page 15 for additional information). At the present time, these shares are restricted from resale in accordance with Rule 144(d)(1) until June 1, 2003, at which time such shares will be transferable under Rule 144(e)(1), with notification compliant with Rule 144(h).Additionally, the remaining 714,286 shares of our restricted common stock are subject to the provisions of Rule 144(e)(1), and as such, are transferable with notification provided under Rule 144(h).

     In general, under Rule 144 as amended, a person who has beneficially owned and held "restricted" securities for at least one year, including "affiliates," may sell publicly without registration under the Securities Act, within any three-month period, assuming compliance with other provisions of the Rule, a number of shares that do not exceed the greater of (i) one percent of the common stock then outstanding or, (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. A person who is not deemed an "affiliate" of our Company and who has beneficially owned shares for at least two years would be entitled to unlimited resales of such restricted securities under Rule 144 without regard to the volume and other limitations described above.

Holders

     As of the date of this prospectus, we have approximately 7,112,018 shares of $0.001 par value common stock issued and outstanding held by approximately 62 shareholders of record. Our Transfer Agent is Pacific Stock Transfer Company, 5844 S. Pecos Road, Suite D, Las Vegas, Nevada 89120, phone (702) 361-3033.

Dividends

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans




PAGE-13-


     The following table provides the following information as of December 31, 2002, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

       1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
       2. The weighted-average exercise price of the outstanding options, warrants and rights disclosed pursuant to paragraph
         (d)(2)(i) of this Item (column (b)); and
       3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights disclosed in paragraph
          (d)(2)(i) of this Item, the number of securities remaining available for future issuance under the plan (column (c)).

      Plan Category            Number of     Weighted    Number of
                               Securities    average     securities
                                 to be       exercise    remaining
                              issued upon    price of    available
                              exercise of  outstanding   for future
                              outstanding    options,     issuance
                                options,     warrants
                                warrants    and rights
                               and rights
--------------------------------------------------------------------------
                                  (a)          (b)          (c)

Equity compensation plans          -            -            -
approved by security
holders

Equity compensation plans          -            -            -
not approved by security
holders

Total                              -            -            -

Recent Sales of Unregistered Securities

     Sales   conducted  under  an  exemption  from   registration
provided under Section 4(2)

     During March 2001, we issued 5,000,000 shares of our common stock to our Leonard H. Luner, our President and founder. This sale of stock did not involve any public offering or solicitation. The shares were issued in exchange for cash in the amount of $5,000. At the time of the issuance, Mr. Luner was in possession of all available material information about us, as is our President and a director.

     Also during March 2001, we issued 714,286 shares of our common stock to our B.M.M., LLC. This entity is not and was never an officer or director of our company. This sale of stock did not involve any public offering or solicitation. The shares were issued in exchange for cash in the amount of $50,000.

     On June 1, 2002, we issued an aggregate of 75,000 shares of our common stock to three officers and directors of our company (please refer to Item 6 on page 15 for additional information). These issuances of stock did not involve any public offering or solicitation. The shares were issued in exchange for services rendered in the amount of $5,250.

     We believe that the transactions delineated above are exempt from the registration provisions of Section 5 of the Securities
Act as such exemption is provided under Section 4(2) because:


PAGE-14-



     1. None of these issuances involved underwriters, underwriting discounts or commissions;
     2.   Restrictive legends are placed on all certificates issued;
     3. The distribution did not involve general solicitation or advertising; and
     4. The distributions were made only to insiders, accredited investors or investors who were sophisticated enough to evaluate the risks of the investment. All sophisticated investors were given access to all information about our business and the opportunity to ask questions and receive answers about our business from our management prior to making any investment decision.

     Sales conducted under Regulation D

     In June, 2002, we completed an offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act, and the registration by qualification of the offering in the State of Nevada. We sold 1,322,732 shares of common stock, par value, at a price of $0.07 per share to approximately 60 unaffiliated shareholders of record, none of whom were or are our officers or directors. The offering was sold for $92,591 in cash.

     This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, in accordance with Regulation D, Rule 504 of the Act. In addition, this offering was made on a best efforts basis and was not underwritten. In regards to the offering closed in June 2002 offering, listed below are the requirements set forth under Regulation D, Rule 504 and the facts which support the availability of Rule 504 offering:

       1. At the time of the offering, we were not subject to the reporting requirements of section 13 or section 15(d) of the Exchange Act. Further, we are not now, nor were we at the time of the offering, considered to be an investment company.
          Finally, since inception, we have pursued a specific business plan, and continue to do so.
       2. We were issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of offering of our common stock in that state. The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. In June 2002, we completed an offering of shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby we sold 1,322,732 shares of our common stock to a total of 60 shareholders of record. None of the purchasers were or are our officers and directors. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada.
       3. The aggregate offering price for the offering closed in June 2002 was $92,591, all of which was collected from the offering.

     This offering of shares was conducted through an underwriter, NevWest Securities Corporation, a Nevada NASD-registered broker/dealer. In connection with this offering we incurred commission fees of $9,294 paid to NevWest. We also issued NevWest 132,273 warrants; the terms of such are described below.




PAGE-15-



     Issuance of warrants

     On June 30, 2002, we issued a warrant representing 132,273 underlying shares of common stock, pursuant to Section 4(2) of the Act. NevWest Securities Corporation received warrants in exchange for services rendered as agreed upon in an Agent of the Issuer Service Agreement. We valued these warrants at the par value of the underlying shares, or $.001 per warrant. In order to perform their services, NevWest was provided with intimate knowledge of our operations and had access to our books and records. The warrants provide that the holder:

       1. May exercise warrants at any time and prior to the expiration date, which is June 30, 2005;
       2.   May exercise warrants at a price of $0.077 per share;
       3. Is not entitled to vote or receive dividends or be deemed the holder of common stock or any other securities, which may at any time, be issuable on the exercise of the warrants.

     Please refer to Part I, Item 5, Warrants, above.

    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                            OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

     2.   Our ability to generate customer demand for our services;

     3.   The intensity of competition; and

     4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operation



PAGE-16-



     We were incorporated on March 12, 2001, and have not yet begun our planned principal operations. We have generated $96 in revenues and incurred a net loss of $83,173 since our inception. Our efforts to date have focused primarily on the development and implementation of our web site at www.originallyny.com. This web site serves as the core of our revenue generating operations.
All of our revenues to date have been generated from sales through this Internet site.

     We continuously evaluate possibilities to develop, refine or rework our web site to attempt to generate increased traffic and resultant sales. Development, refinement and working of our web site will be contracted to third party web designers, marketing firms or hosts, and we expect to incur fees, as appropriate. We have no intention of hiring employees to perform this work for the company at this time. Our current web host, CAT Interactive, performs the following services to us on a monthly basis, including, but not limited to:

  1. Media placement with the major portals such as Yahoo and Excite;
  2. Modifying, improving, updating and maintaining the our existing web site; and
  3.   Reporting performance statistics of our web site.

     Our management believes that our accumulated deficit of $83,173 represents all of our expenditures to develop the necessary operating infrastructure to conduct our ongoing operations. We have established our web site with e-commerce capabilities, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities. We do not believe that any further capital expenditures will be required. We intend to focus our ongoing efforts on marketing and increasing sales of our products.

     Our marketing and advertising activities have been conducted through the internet and mass media. We have placed links and advertisements on the web site www.bronxworld.com. Additionally, we have engaged Tribune Interactive to place banner advertisements on various sites that take visitors to the Originally New York site. Our mass media efforts have involved placing advertisements in the daily newspaper USA Today. These marketing activities are the result of brainstorming and consultations between our officers and directors and our internet consulting firm, and subsequently implemented by the web consultant. We continuously assess the possibilities to develop and implement new marketing strategies, thus, we cannot predict whether our marketing and advertising activities will remain in its current form or not.

     We currently offer for sale exclusively through our web site ten different products. We have entered into manufacturing relationships with an apparel manufacturer to produce our sports wear on a purchase order basis. We have also entered into an understanding with a watch manufacturer to sell watches bearing our logo for a sales commission. In addition, our management is exploring the possibility of expanding our product line over the next 12 months to include sweatshirts, golf shirts and embroidered shirts and researching potential manufacturing relationships for any such product line extension. We are also in the process of sketching possible future graphic designs for display on sportswear. Sales growth in the next 12 months is important to provide us with cash flow to meet our operating expenses. However, we cannot guarantee that we will generate sufficient sales to cover our financial obligations.


PAGE-17-



     Our current revenues are significantly dependent upon sales of our proprietary products. To alleviate our dependence upon sales of our products, we entered into an affiliate program, whereby we would earn a fee from sales derived from customers who link to the affiliate's site. We have since terminated our participation in this affiliate program due to a lack of success in this venture. The affiliate program did not cost us anything to participate. We have not experienced any revenues through this affiliate program.

     To further diversify our revenue generating capacity, we intend to contract independent sales representatives to sell our merchandise directly to retail stores. These representatives will be paid on a commission basis and will not be paid a salary, thus our cash on hand will not be affected. However, we have not engaged such individuals as of the date of this registration statement. We will continue to attempt to engage agents to sell our products by contacting acquaintances and associates of our officers and directors. However, we cannot assure you that we will be able to entice such persons to work with us in the future.

     We previously attempted to create a community of New Yorkers on our web site through the use of a message board. Although we experienced mild success, the message board did not have the desired effect of attracting users to purchase our products. Thus, we decided to discontinue the message board feature at this time; however, we will continue to evaluate the possibility of reinstating message boards in the future.

     Since our incorporation, we have raised capital through sales of our common equity. Please refer to Part II, Item 4 "Recent Sales of Unregistered Securities" on page 21 for information on these issuances. All told, we raised $92,951 in cash from sales of our common stock.

     We believe that our cash on hand as of December 31, 2002 of $63,412 is sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions. However, if our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, a shareholder has agreed to loan us cash to finance web site-related expenditures, such as hosting and maintenance, and production of potential new products, which we have none at this time. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. As such, our principal accountants have expressed doubt about our ability to continue as a going concern.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future.

     Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. We outsource for the manufacture of our products, as well as the hosting and maintenance of our web site, thus our responsibilities are related predominantly to graphic design and administrative duties. Additionally, our marketing and



PAGE-17-



advertising efforts are mainly conducted via the Internet, and can be designed by our current staff or our third-party Internet services firm. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us on an independent contractor basis. These representatives are not intended to be employees of our company.

     We  have  not  paid for expenses on behalf  of  any  of  our
directors.   Additionally, we believe that this  fact  shall  not
materially change.

                  ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditor's Report                              F-1
Balance Sheets                                            F-2
Income Statements                                         F-3
Statement of Stockholders' Equity                         F-4
Statement of Cash Flows                                   F-5
Footnotes                                                 F-6










































PAGE-18-









                    Originally New York, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2002 and 2001

                               and

                    Statements of Operations,
              Changes in Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2002 and 2001
                               and
                         for the period
               March 12, 2001 (Date of Inception)
                             through
                        December 31, 2002










































PAGE-19-












                        TABLE OF CONTENTS




                                                           PAGE

Independent Auditor's Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statements of Changes in Stockholders' Equity               4

Statements of Cash Flows                                    5

Footnotes                                                   6








































PAGE-20-





Beckstead and Watts, LLP
Certified Public Accountants
                                                   3340 Wynn Road
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)


                  INDEPENDENT AUDITOR'S REPORT



Board of Directors
Originally New York, Inc.

We have audited the Balance Sheets of Originally New York, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002 and 2001, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period March 12, 2001 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originally New York, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended and for the period March 12, 2001 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Beckstead and Watts, LLP
----------------------------

March 20, 2003





PAGE-21-                               F-1







                    Originally New York, Inc.
                  (A Development Stage Company)
                         Balance Sheets



                                                     December 31,
                                                   2002       2001
                                               ---------------------
Assets

Current assets:
Cash and equivalents                             $63,412    $16,874
Inventory                                          1,023        457
                                               ---------------------
Total current assets                              64,435     17,331
                                               ---------------------
Fixed assets, net                                  1,430      1,469

Web site development, net                          3,225      4,085

Intangible assets                                    650        650
                                               ---------------------
                                                 $69,740    $23,535
                                               =====================
Liabilities and Stockholders' Equity

Current liabilities:
Due to shareholder                                   $72     $1,333
                                               ---------------------
Total current liabilities                             72      1,333
                                               ---------------------
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000
shares
authorized, no shares issued and outstanding           -          -
Common stock, $0.001 par value, 20,000,000
shares
authorized, 7,112,018 and 5,714,286 shares
issued and
outstanding as of 12/31/02 and 12/31/01,           7,112      5,714
respectively
Additional paid in capital                       145,729     49,286
(Deficit) accumulated during development stage   (83,173)   (32,798)
                                               ---------------------
                                                  69,668     22,202
                                               ---------------------
                                                 $69,740    $23,535
                                               =====================









 The accompanying notes are an integral part of these financial statements.



PAGE-22-                               F-2








                    Originally New York, Inc.
                  (A Development Stage Company)
                    Statements of Operations


                         For the       March 12, 2001     March 12, 2001
                         year ended   (Inception to)      (Inception to)
                         December         December           December
                           31,               31,                31,
                           2002              2001               2002
                        --------------------------------------------------
Revenue                     $74               $22                $96
Cost of sales                18                 5                 23
                        --------------------------------------------------
Gross Profit                 56                17                 73
                        --------------------------------------------------
Expenses:
General &                21,488            32,374             53,862
administrative
expenses
Commission expense        9,294                 -              9,294
Consulting expense -     18,450                 -             18,450
related party
Depreciation &            1,199               441              1,640
amortization            --------------------------------------------------
Total expenses           50,431            32,815             83,246
                        --------------------------------------------------
Net (loss)             $(50,375)         $(32,798)          $(83,173)
                        ==================================================
Weighted average
number of
common shares
outstanding - basic
& fully diluted       6,426,733         5,684,831
                        =============================

Net (loss) per share
- basic and fully
diluted                  $(0.01)           $(0.01)
                        =============================




 The accompanying notes are an integral part of these financial statements.
















PAGE-23-                               F-3





                    Originally New York, Inc.
                  (A Development Stage Company)
          Statements of Changes in Stockholders' Equity

                                                   (Deficit)
                                                  Accumulated
                                      Additional    During     Total
                    Common Stock      Paid-in     Development  Stockholders'
                  Shares     Amount   Capital       Stage      Equity
                -------------------------------------------------------------
March 2001
   Founder       5,000,000   $5,000      $-          $-         $5,000
shares

March 2001
   Private
placement
   issued for      714,286      714    49,286         -         50,000
cash

Net (loss)
   March 12,
2001
   (inception)
to
   December 31,                                    (32,798)    (32,798)
2001            -------------------------------------------------------------

Balance,
December 31,
   2001          5,714,286    5,714    49,286      (32,798)     22,202


June 2002
   Issued for       75,000       75     5,175         -          5,250
services

June 2002
   Issued for    1,322,732    1,323    91,268         -         92,591
cash

Net (loss)
   For the year
ended
   December 31,                                 (50,375)       (50,375)
2002            -------------------------------------------------------------

Balance,
December 31,
   2002          7,112,018   $7,112  $145,729  $(83,173)       $69,668
                =============================================================





 The accompanying notes are an integral part of these financial statements.







PAGE-24-                               F-4



                    Originally New York, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows

                          For the     March 12, 2001    March 12, 2001
                         year ended  (Inception to)    (Inception to)
                          December      December          December
                              31,           31,               31,
                             2002          2001              2002
                       -----------------------------------------------
Cash flows from
operating activities
Net (loss)                $(50,375)     $(32,798)         $(83,173)
  Shares issued for          5,250             -             5,250
services
  Depreciation &             1,199           441             1,640
amortization
Adjustments to
reconcile net (loss)
to net cash (used) by
operating
  activities:
  (Increase) in               (566)         (457)           (1,023)
inventory Increase
(decrease) in due to
  shareholder               (1,261)        1,333                72
                       -----------------------------------------------
Net cash (used) by         (45,753)      (31,481)          (77,234)
operating activities   -----------------------------------------------
Cash flows from
investing activities
  Purchase of fixed           (300)       (1,695)           (1,995)
assets Web site                  -        (4,300)           (4,300)
development
  Intangible assets              -          (650)             (650)
                       -----------------------------------------------
Net cash (used) by            (300)       (6,645)           (6,945)
investing activities   -----------------------------------------------
Cash flows from
financing activities
  Issuances of common       92,591        55,000           147,591
stock                  -----------------------------------------------
Net cash provided by
financing activities        92,591        55,000           147,591
                       -----------------------------------------------
Net increase in cash        46,538        16,874            63,412
Cash - beginning            16,874             -                 -
                       -----------------------------------------------
Cash - ending              $63,412       $16,874           $63,412
                       ===============================================
Supplemental
disclosures:
  Interest paid                $-            $-                $-
                       ===============================================
  Income taxes paid            $-            $-                $-
                       ===============================================
Non-cash
transactions:
  Shares issued for        $5,250            $-            $5,250
services provided      ===============================================
  Number of shares         75,000             -            75,000
issued for services    ===============================================

 The accompanying notes are an integral part of these financial statements.


PAGE-25-                               F-5



                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

Note 1 - History and organization of the company

The Company was organized March 12, 2001 (Date of Inception) under the laws of the State of Nevada, as Originally New York, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

The Company has designed and is planning to market proprietary logoed articles of clothing (i.e. hats, polo shirts, golf shirts, etc).

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002 and 2001.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

               Computer and office equipment     5 years

Web site development
The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company may incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate. The website development costs will be amortized over an estimated useful life of 5 years.

Intangible Assets
Intangible assets subject to amortization include application costs for the trademarks and are being amortized on a straight-line basis over forty years. Amortization will begin once the trademark is approved.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002 and 2001.


PAGE-26-                               F-6


                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes


Revenue recognition
The Company recognizes revenue from product sales when the products are shipped and title passes to customers. Outbound shipping charges are included in net sales. The Company provides an allowance for sales returns based on historical experience.

Under an agreement with third parties, the Company acts as an agent for the sale of certain products ordered on its Web site. For such arrangements, the Company records the net amount of revenue earned as commissions on transactions rather than the gross amount of product sales and related costs.

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $18 and $5 during the years ended December 31, 2002 and 2001.

Advertising costs
The Company expenses all costs of advertising as incurred.  There were  advertising  costs  in  the amount  of  $1,696  and  $8,428 included in selling, general and administrative expenses in  2002 and 2001, respectively.

Loss per share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 6,426,733 and 5,684,831 for the years ended December 31, 2002 and 2001, respectively. The computation for loss per common share, assuming dilution, for the years ended December 31, 2002 and 2001, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2002 totaled 132,273.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.







PAGE-27-                               F-7

                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

PAGE-28-                               F-8


                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes


In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal



PAGE-29-                               F-9


                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes


operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via securities offering pursuant to Regulation D, Rule 504. If the securities offering did not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 4 - Fixed assets

During the year ended December 31, 2002, the Company purchased office equipment in the amount of $300 and recorded depreciation expense in the amount of $339.

Note 5 - Web development costs

During the year ended December 31, 2002, the Company has recorded amortization expense in the amount of $860.

Note 6 - Intangible assets

During the year ended December 31, 2002, the Company had no amortization expense. The Company will begin amortization upon completion of the process of applying for multiple trademarks.

Note 7 - Income taxes

The Company accounts for income taxes under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability
method.   SFAS No.  109 provides that deferred tax assets and
liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)
                      Valuation reserve                34.0%
                                                   -------------
                      Total                               -%
                                                   -------------

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year         Amount       Expiration
----------------------------------------
2001         $32,798        2021
2002         $50,375        2022



PAGE-30-                              F-10



                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes


Note 8 - Stockholders' equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

Each stockholder of its $0.001 par value common stock has the following rights and privileges:
  - Equal rights to dividends from funds legally available, ratably, when as and if declared by our board of directors (BOD)
  - Entitled to share, ratably, in all of our assets available for distribution upon liquidation, dissolution, or winding up of our business affairs
  - Entitled to vote one per share of common stock on all matters that stockholders may vote and at all meetings of shareholders
  - The shares owned by the stockholder are fully paid and non-assessable
  - There is no cumulative voting rights for the election of directors

During March 2001, the Company issued 5,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for cash in the amount of $5,000.

During March 2001, the Company issued 714,286 shares of its $0.001 par value common stock for total cash of $50,000 to one investor pursuant to a private placement offering.

On June 1, 2002, the Company issued 75,000 shares of its $0.001 par value common stock for total services rendered of $5,250 to three members of the board of directors. (See Note 9)

On June 30, 2002, the Company closed its offering pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, and issued a total of 1,322,732 shares its $0.001 par value common stock for total cash of $92,591.

There have been no other issuances of common stock or preferred stock.

Note 9 - Related party transactions

A shareholder, officer and director of the Company paid for various expenses of the Company. The amount due to the shareholder is a loan that bears zero interest and is due on demand. During the year ended December 31, 2002, the Company paid the individual a total of $1,333 to pay off a portion of the balance due. As of December 31, 2002, the balance owed is $72.

On June 1, 2002, the Company issued 75,000 shares of its $0.001 par value common stock for total to three members of the board of directors. One member of the board of directors is the brother of the president of the Company. (See Note 8)

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the year ended December 31, 2002, the Company paid this shareholder a total of $12,000.



PAGE-31-                              F-11


                     Originally New York, Inc.
                    (A Development Stage Company)
                              Notes


On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the year ended December 31, 2002, the Company paid this shareholder a total of $1,200.

The Company does not lease or rent any property. Office services are provided without charge by an officer and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 10 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the year ended December 31, 2002, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

































PAGE-32-



    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

NAME         AGE  POSITION                 PERIOD SERVING   TERM
--------------------------------------------------------------------
Leonard H.   63   President, CEO and       March 2002-2003  1
Luner             Director                                  year(1)

Stuart S.    58   Treasurer and Director   March 2002-2003  1
Luner                                                       year(1)

Paul S.      55   Director                 March 2002-2003  1
Walker                                                      year(1)

Stuart       58   Director                 March 2002-2003  1
Weiser                                                      year(1)

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2003 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

     Leonard H. Luner, President and Chief Executive Officer, Director, has over 30 years of business experience as a division manager and a sales and marketing professional. In 1973, Mr. Luner commenced a 23-year career at Pulse Engineering, where he served in a variety of positions including Regional and Western Area Manager responsible for sales in 20 states. In 1983, Mr. Luner became the Vice President of Sales and Market at Pulse Engineering, growing the company's sales from $20 million a year to $65 million by 1994. Mr. Luner was part of the management team that executed a leveraged buy-out of Pulse from Varian Associates and a subsequent successful initial public offering. Mr. Luner joined Netwave Technologies in 1996 as Vice President of the Original Equipment Manufacturing (OEM) Division. In that capacity, Mr. Luner was responsible for overall administration and establishing worldwide sales of the company's products to OEM customers. From June 1998 to November 1999, he helped facilitate the acquisition of Netwave Technologies by Bay Networks. Mr. Luner retired from Netwave Technologies/Bay Networks in 1999. In 2000, he formed Pumpkin Fund I, LP, a Nevada limited partnership, as an investment club for himself and his close relatives and friends. Mr. Luner holds a B. S. in Business Administration from Pepperdine University, a Bachelor's degree in Electronic Science from New York Institute of Technology and a Certificate in New Product Development from the California Institute of Technology.


PAGE-33-



     Stuart S. Luner, Treasurer, Director, worked on Madison Avenue in New York City for Ross Advertising after receiving a degree in Graphic Arts and Advertising. His client base included such advertising mainstays as B.B.D.& O and Young & Rubicam. Later, Stuart Luner relocated to San Francisco where he assumed the position of Director of Advertising and Promotion for Adolph Blake, Inc., a sporting goods company. During the past 25 years, Mr. Luner served in various executive positions within the apparel industry including major garment manufactures like
Garland  ($200 million in sales), San Francisco Shirt Works  ($50 million in sales), and Cherokee, where he was executive Vice President. For the past 10 years, Mr. Luner has been President of Teddi, one of the largest U.S. manufactures of clothing apparel ($200 million in sales). In his role as President, Mr. Luner is responsible for the day-to-day marketing and sales of the company's products. The company's customer base includes all major U.S. retailers including: May, J.C. Penney, Saks, and Mervyns.

     Paul S. Walker, Director, has 30 years of business experience, including positions of corporate controller, general manager and Director of Sales. In the past, Mr. Walker served as the General Manager and a financial officer of The Potter Company (a division of Pulse Engineering), a manufacturer and marketer of electronic components sold to major electronics companies including Hewlett Packard, IBM and Compaq Computer. Mr. Walker was recruited by Pulse Engineering, Inc. (a Technitrol Company NYSE, TNL) as the director of sales to IBM. During his tenure at Pulse, from 1972-1994, Mr. Walker was part of the senior management team that completed a leveraged buy-out and a subsequent initial public offering. From 1999 to the present, Paul Walker has been the Liaison Manager for the State of Mississippi's Development Authority. The Liaison Bureau markets the State's resources to manufactures and commercial businesses. Mr. Walker maintains contacts with organizations that provide training and engineering to qualified businesses. Paul Walker has a degree in Business Administration with concentration in Accounting from Mississippi College.

     Stuart Weiser, Director, has 30 years experience in the apparel industry and has a deserved reputation for rebuilding companies both in size and profitability. Weiser's experience in the garment business includes executive sales positions with apparel manufactures such as Spare Parts, Chorus Line, and Rotten Cotton. Mr. Weiser also served as chief designer and merchandiser for the French Garment manufacturer Biscount, from June 1985 through September of that same year. Stuart Weiser is currently a principal and the Chief Executive Officer of The Apparel Group, also known as Teddi, a $200 million U.S. clothing manufacturing. Teddi supplies it's products to every major retailer including May, J.C. Penney, Saks, and Mervyns. He has been employed by Teddi since August of 1987. Mr. Weiser has a Bachelor's degree from Moorhead State University.

Family Relationships

     Leonard H. Luner, our President, is the brother of Stuart S.
Luner, our Treasurer.

Board Committees

     We  currently have no compensation committee or other  board
committee   performing  equivalent  functions.   Currently,   all
members of our board of directors participate in discussions concerning executive officer compensation.


PAGE-34-



Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners complied with Section 16(a) filing requirements applicable to them to the extent they filed Form 5's in February 2003 and had no trading activity in 2002.

                ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.







PAGE-35-



                   Summary Compensation Table

                  Annual               Long-Term Compensation
               Compensation
              --------------         ---------------------------
              --------------         --------------------------
Name and    Year Salary Bonus  Other     Restricted Securities LTIP    All
Principal                      Annual    Stock      Underlying Payouts Other
Position           ($)   ($)   Compensa  Awards     Options            Compen
                               tion                                    sation
                                ($)        ($)         (#)       ($)      ($)
------------------------------------------------------------------------------
 Leonard H. 2002    0     0    1,200        0           0         0        0
   Luner

 President  2001    0     0      0          0           0         0        0

 Stuart S.  2002    0     0      0          0           0         0        0
   Luner

 Treasurer  2001    0     0      0          0           0         0        0

Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

     On June 1, 2002, we issued an aggregate of 75,000 shares of our common stock to three of our directors, as follows:

             Name          Shares Issued     Aggregate Value ($)
         --------------------------------------------------------
          Stuart S. Luner    25,000            $1,750

          Paul S. Walker     25,000            $1,750

          Stuart Wesier      25,000            $1,750

Employment Contracts and Officers' Compensation

     Since our incorporation, we have not paid any compensation to our officers. We do not have employment agreements with any of our officers, directors of employees. Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed. We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                             HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2002 certain  information regarding the beneficial  ownership  of  our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,


PAGE-36-



     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title   of Name and Address                   Amount and    %  of
Class      of Beneficial Owner                Nature of     Class
                                              Beneficial
                                              Owner
--------------------------------------------------------------------
Common     Leonard H. Luner, President and     5,000,000    70.3%
Stock      Director(1)

Common     Stuart S. Luner, Treasurer and        25,000      0.4%
Stock      Director(1)

Common     Paul S. Walker, Director(1)           25,000      0.4%
Stock

Common     Stuart Weiser, Director(1)            25,000      0.4%
Stock

           Officers and Directors as a Group   5,075,000    71.4%

Common     B.M.M., LLC (2)                      714,286     10.0%
Stock

Common     Denford Investments, LLC (3)         571,429      8.0%
Stock

Footnotes:

  (1) The address of officers and directors in the table is c/o Originally New York, Inc., 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107.
  (2) B.M.M., LLC is controlled and operated by Steve Bonenberger. The address of B.M.M. is 5300 W. Sahara Ave., Suite 101, Las Vegas, Nevada 89146.
  (3) Denford Investments, LLC is controlled and operated by Hal Crawford. The address of Denford is 1802 North Carson Street, Las Vegas, Nevada 89701.

Change in Control

     No arrangements exist that may result in a change of control of ONY.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 20, 2001, we issued 5,000,000 shares of our $0.001 par value common stock to Leonard Luner, an officer and director, in exchange for cash in the amount of $5,000. Please refer to
Part II, Item 4, Recent Sales of Unregistered Securities, on page 21 for more information.

     Our President and Director, Leonard H. Luner, continues to pay for various expenses of on our behalf. Amounts that are due as a result are structured as a loan that bears zero interest and is due on demand. During the year ended December 31, 2002, we repaid Mr. Luner $1,333 to pay a portion of the loan payable. As of December 31, 2002, we owed Mr. Luner $72.


PAGE-37-



     On June 1, 2002, we issued 75,000 shares of common stock for total services rendered of $5,250 to three members of the board of directors. Please refer to Item 6 on page 16 of this registration statement for additional information.

     On July 1, 2002, we hired a shareholder, B.M.M., LLC, to perform various consulting services at a rate of $2,000 per month. Our arrangement with B.M.M. is on a month-to-month basis, and may be cancelled at any time by either party upon written notice. We do not have any formal contractual obligation with this shareholder.
An administrative office is being provided at no charge to us by Mr. Luner, an officer and director of our company. Please refer to Part I, Item 3, Description of Property, on page 12 for more information.

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

 99.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Leonard H. Luner

 99.2   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Stuart S. Luner

                ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who also effectively serves as our Principal Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.
























PAGE-38-




                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Originally New York, Inc.

     Signature               Title                  Date
  -----------------------------------------------------------

/s/ Leonard H. Luner    Chief Executive        March 31, 2003
---------------------       Officer
  Leonard H. Luner

/s/ Stuart S. Luner     Chief Financial        March 31, 2003
---------------------       Officer
  Stuart S. Luner















































PAGE-39-




                         CERTIFICATIONS

     I, Leonard H. Luner, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Originally New York, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this annual report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  March 31, 2003
/s/ Leonard H. Luner
---------------------
     Leonard H. Luner, President






-PAGE-




                         CERTIFICATIONS

     I, Stuart S. Luner, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Originally New York, Inc.;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this annual report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of December 31, 2002; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

Date:  March 31, 2003
/s/ Stuart S. Luner
--------------------
     Stuart S. Luner, President






-PAGE-