Form 10QSB
period 2003-03-31
ORIGINALLY NEW YORK INC
filed 2003-05-20
CIK 1192907

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                       QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934

For the quarterly period ended: March 31, 2003
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                          OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50013

                    Originally New York, Inc.
               ------------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          91-2107890
     -------------------              ----------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

500 N. Rainbow Blvd., Suite 300
         Las Vegas, NV                        89107
--------------------------------             --------
(Address of principal executive             (Zip Code)
           offices)

                         (702) 407-8222
                    -------------------------
      (Registrant's telephone number, including area code)

                               N/A
                       -------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             7,112,018



                              -COVER-










                     ORIGINALLY NEW YORK, INC.
                   (A Development Stage Company)


                         Table of Contents
                                                                Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                      3

    Balance Sheet                                                   4

    Statements of Operations                                        5

    Statements of Cash Flows                                        6

    Notes                                                           7

  Item 2. Management's Discussion and Plan of Operation             9

  Item 3. Controls and Procedures                                  11

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                 11

SIGNATURES                                                         12

CERTIFICATION                                                      12

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

                     Originally New York, Inc.
                   (a Development Stage Company)
                           Balance Sheet
                            (unaudited)

                                                   March 31,
                                                      2003
Assets                                            -------------

Current assets:
  Cash                                               $46,131
  Inventory                                              995
  Prepaid expense                                      4,000
                                                  -------------
    Total current assets                              51,126
                                                  -------------
Fixed assets, net                                      1,975

Website development, net                               3,010

Intangible assets                                        650
                                                  -------------
                                                     $56,761
                                                  =============
Liabilities and Stockholders' Equity

Current liabilities:
  Due to shareholder                                     $72
  Accrued executive compensation                         600
                                                  -------------
    Total current liabilities                            672
                                                  -------------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000
    shares authorized, no shares issued and
    outstanding                                            -
  Common stock, $0.001 par value, 20,000,000
    shares authorized, 7,112,018 shares
    issued and outstanding                             7,112
  Additional paid-in capital                         145,729
 (Deficit) accumulated during development
  stage                                              (96,752)
                                                  -------------
                                                      56,089
                                                  -------------
                                                     $56,761
                                                  =============




  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Operations
                            (unaudited)

                                                      Three Months Ended        March 12, 2001
                                                           March 31,           (Inception) to
                                                     2003           2002        March 31, 2003
                                                 -----------------------------------------------

Revenue                                                   $-             $-              $96
Cost of sales                                              -              -               23
                                                 -----------------------------------------------
Gross profit                                               -              -               73
                                                 -----------------------------------------------
Expenses:
  General and administrative expenses                  5,453          5,689           59,315
  Commission expense                                       -              -            9,294
  Consulting expense - related party                   6,000              -           23,250
  Executive compensation                               1,800              -            3,000
  Depreciation & amortization                            326            300            1,966
                                                 -----------------------------------------------
  Total expenses                                      13,579          5,989           96,825
                                                 -----------------------------------------------
Net (loss)                                          $(13,579)       $(5,989)        $(96,752)
                                                 ===============================================
Weighted average number of common shares
 outstanding - basic and fully diluted             7,112,018      5,714,286
                                                 ================================
Net (loss) per share - basic & fully diluted          $(0.00)        $(0.00)
                                                 ================================



  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)

                                                      Three Months Ended        March 12, 2001
                                                           March 31,           (Inception) to
                                                     2003           2002        March 31, 2003
                                                 -----------------------------------------------

Cash flows from operating activities
  Net (loss)                                          $(13,579)       $(5,989)       $(96,752)
  Shares issued for services                                 -              -           5,250
  Depreciation and amortization                            326            300           1,966
  Adjustments to reconcile net (loss) to
   net cash (used) by operating activities:
     Decrease (increase) in inventory                       28           (452)           (995)
    (Increase) in prepaid expense                       (4,000)             -          (4,000)
                                                 -----------------------------------------------
  Net cash (used) by operating activities              (17,225)        (6,141)        (94,531)
                                                 -----------------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                                (656)             -          (2,651)
  Website development                                        -              -          (4,300)
  Intangible assets                                          -              -            (650)
                                                 -----------------------------------------------
Net cash (used) by investing activities                   (656)             -          (7,601)
                                                 -----------------------------------------------

Cash flows from financing activities
  Issuances of common stock                                  -              -          147,591
  Increase in due to shareholder                             -              -               72
  Increase in accrued executive compensation               600              -              600
                                                 -----------------------------------------------
Net cash provided by financing activities                  600              -          147,263
                                                 -----------------------------------------------

Net increase (decrease) in cash                        (17,281)        (6,141)          46,131
Cash - beginning                                        63,412         16,874                -
                                                 -----------------------------------------------
Cash - ending                                          $46,131        $10,733          $46,131
                                                 ===============================================
Supplemental information:
  Interest paid                                            $ -            $ -
                                                 ===============================================
  Income taxes paid                                        $ -            $ -
                                                 ===============================================
Non-cash investing and financing activities:
  Shares issued for services provided                       $-             $-           $5,250
  Number of shares issued for services                       -              -           75,000
                                                 ===============================================


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Prepaid expenses

During the three month period ended March 31, 2003, the Company had $4,000 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.

Note 4 - Fixed assets

The Company purchased $656 in fixed assets during the three months ended March 31, 2003. Depreciation expense was recorded in the amount of $111 during the period ended March 31, 2003.

Note 5 - Web development costs

The Company did not incur any additional web development costs during the three months ended March 31, 2003. Amortization expense was recorded in the amount of $215 during the period ended March
31, 2003.

Note 5 - Website development costs

The Company did not incur any additional web development costs during the three months ended March 31, 2003. Amortization expense was recorded in the amount of $215 during the period ended March
31, 2003.

                     Originally New York, Inc.
                   (a Development Stage Company)
                               Notes

Note 6 - Intangible assets

The Company did not incurred any additional costs in trademark application fees during the period ended March 31, 2003 and has recorded no amortization for the period ended. The Company will begin amortization upon completion of the process of applying for multiple trademarks.

Note 7 - Warrants and options

On June 30, 2002, the Company issued 132, 273 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the three-month period ended March 31, 2003, no warrants have been exercised.

Note 8 - Related party transactions

As of March 31, 2003, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72. The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the three months ended March 31, 2003, the Company paid this shareholder a total of $6,000.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the three months ended March 31, 2003, the Company paid this shareholder a total of $1,200 and had accrued executive compensation of $600.

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

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Plan of Operation

     We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc. We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web site. Since our inception on March 12, 2001, we have generated $96 in revenue from sales of our products and incurred expenses in the amount of $96,825.

     We have entered into a verbal understanding with Norman Silverman, Inc., to distribute wrist-watches that display our name on the faceplate, which he produces for us. Under this arrangement we market these watches on our web site. For each watch that sold through our web site, we earn a sales commission. We have not sold any watches, to date, and thus have not generated any commissions from sales of Norman Silverman, Inc.'s watches.

     Peter Young & Associates manufactures our logoed apparel on a purchase order basis. As we require merchandise, we will place a one-time order with that company. We have no agreements with Peter Young & Associates to manufacture any product on an extended basis.

     From our inception to March 31, 2003, we have devoted our activities to the following:

 1.   Formation of the Company and obtaining start-up capital,
 2.   Developing our products and graphic designs,
 3.   Establishing and reworking our web site,
 4.   Seeking protection for our intellectual property and
 5.   Organizing our production and fulfillment capabilities.

     We have established our web site, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities. Our website, www.originallynewyork.com, serves as the core of our revenue generating operations. All of our revenues to date have been generated from sales through this Internet site. We continuously evaluate possibilities to develop, refine or rework our web site to attempt to generate increased traffic and resultant sales. The development, refinement and working of our web site is being contracted to third party web designers, who also provide marketing assistance and web hosting services. We expect to incur fees for the continuous refinement of our web site, which fees are determined solely by our web designers.

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

     Our management does not anticipate the need to hire additional full- or part- time employees over the next 12 months, as the services provided by our officers and directors appear sufficient at this time. We believe that our operations are currently on a small scale that is manageable by a few individuals. We outsource for the manufacture of our products, as well as the hosting and maintenance of our web site, thus our responsibilities are related predominantly to graphic design and administrative duties. Additionally, our marketing and advertising efforts are mainly conducted via the Internet, and can be designed by our current staff or our third-party Internet services firm. While we believe that the addition of employees is not required over the next 12 months, we intend to contract sales representatives to market our products for us on an independent contractor basis. These representatives are not intended to be employees of our company.

     We currently do not own any significant plant or equipment that we would seek to sell in the near future.

     We  have  not  paid  for  expenses on behalf  of  any  of  our
directors.   Additionally,  we believe that  this  fact  shall  not
materially change.

     As of March 31, 2003, we had $46,131 of cash on hand and $995 in inventory. Our current assets are sufficient to meet our current liabilities of $672. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

          a. Articles of Incorporation of the Company filed March 12, 2001 Incorporated by reference herein filed as Exhibit 3(a) to Form 10SB12G filed on September 26, 2002
          b. By-Laws of the Company adopted March 15, 2001 Incorporated by reference herein filed as Exhibit 3(b) to Form 10SB12G filed on September 26, 2002

  99    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ORIGINALLY NEW YORK, INC.
                    -------------------------
                          (Registrant)

By: /s/ Leonard H. Luner
    -----------------------
Leonard H. Luner, President

Date: May 19, 2003


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

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  May 19, 2003

/s/ Leonard H. Luner
----------------------
     President and CEO

                           CERTIFICATION

     I, Stuart S. Luner, certify that:

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

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date:  May 19, 2003

/s/ Stuart S. Luner
---------------------
     Chief Financial Officer