Form 10QSB/A
period 2002-09-30
ORIGINALLY NEW YORK INC
filed 2003-05-29
CIK 1192907

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Amendment to
                            FORM 10-QSB/A


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

Note 2 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has generated minimal revenues. In order to obtain the necessary capital, the Company raised funds via a securities offering. Management believes that it has raised enough cash to sustain business for a period of twelve months. If the equity financing did not raise sufficient capital, it would be unlikely for the Company to continue as a going concern.

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

Results of Operations

  We have not generated revenues from sales during the three month period from June 30, 2002 to September 20, 2002, and have incurred expenses in the amount of $18,109 during such same period. Our expenses during this period consisted significantly of general and administrative expenses ($10,243) and consulting expenses paid to related parties ($6,000). During the three month period ended September 30, 2001, we generated no revenues and incurred expenses in the amount of $2,789. Year to year, our general and administrative expenses increased by $7,539 and consulting expenses increased from zero as a result of increased attempts by our management to develop the operational infrastructure required to conduct our operations.

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

     As of September 30, 2002, we had $73,487 of cash on hand and $1,023 in inventory. Our current assets are sufficient to meet our current liabilities of $72. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. We believe that our management has managed and will continue to manage our cash resources parsimoniously.
However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

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


Date:  November 18, 2002

/s/ Stuart S. Luner
------------------------------
    Chief Financial Officer





                               -12-