Form 10KSB/A
period 2002-12-31
ORIGINALLY NEW YORK INC
filed 2003-05-29
CIK 1192907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           Amendment No. 1
                                 to
                             Form 10-KSB


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

Periodic Reports with the SEC

     As of the date of this annual report, we have voluntarily filed all necessary , we have not been filing periodic reports with the SEC. However, the purpose of this registration statement is to become a fully reporting company on a voluntary basis. Hence, we will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

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

     An additional aggregate of 75,000 shares of our common stock are held equitably by Stuart Luner, Paul Walker and Stuart Weiser, all of whom are officers and directors of our company. . At the present time, these shares are restricted from resale in accordance with Rule 144(d)(1) until June 1, 2003, at which time such shares will be transferable under Rule 144(e)(1), with
notification   compliant   with  Rule  144(h).Additionally,   the
remaining 714,286 shares of our restricted common stock are subject to the provisions of Rule 144(e)(1), and as such, are transferable with notification provided under Rule 144(h).

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

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans




PAGE-13-


     The following table provides the following information as of December 31, 2002, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

       1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
       2. The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
       3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights , the number of securities remaining available for future issuance under the plan (column (c)).


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

     We believe that our cash on hand as of December 31, 2002 of $63,412 is sufficient to continue operations for the next at least 12 months without significant increases in revenues or
additional   capital  infusions.   However,  if  our   costs   of
operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for
cash.   If  we are unable to obtain capital through issuances  of
equity or debt, Leonard Luner, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand, to finance web site-related expenditures, such as hosting and maintenance, and production of potential new products, which we have none at this time. We have no formal written agreement with Mr. Luner for such loans, and we cannot guarantee you that we will be able to enforce this agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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


PAGE-25-                               F-5


                Originally New York, Inc.
                (A Development Stage Company)
                            Notes

Note 1 - History and organization of the company

The Company was organized March 12, 2001 (Date of Inception) under the laws of the State of Nevada, as Originally New York, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 20,000,000 shares of $0.001 par value common stock.

The Company has designed and is marketing its proprietary logoed articles of clothing (i.e. hats, polo shirts, golf shirts, etc.)

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

          Computer and office equipment     5 years

Web site development
The website will comprise multiple features and offerings that are currently under development, and it is anticipated that the offerings will require future development and refinement. In connection with the development of its website, the Company may or may not incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development during the next twelve month period. Currently, the Company does not have any technology employees. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1 Accounting for the costs of Computer Software Developed or Obtained for Internal Use. All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate. The website development costs will be amortized over an estimated useful life of 5 years.

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




                  Originally New York, Inc.
                (A Development Stage Company)
                            Notes




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




                  Originally New York, Inc.
                (A Development Stage Company)
                            Notes





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




                  Originally New York, Inc.
                (A Development Stage Company)
                            Notes




Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via securities offering pursuant to Regulation D, Rule 504. If the securities offering did not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. The loan will be due upon demand and bears no interest. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate  (34.0%)

                      Valuation reserve            34.0%
                                                 ----------
                      Total                           -%
                                                 ==========

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year         Amount       Expiration
--------------------------------------
2001         $32,798      2021
2002         $50,375      2022



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


                  Originally New York, Inc.
                (A Development Stage Company)
                            Notes

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2002 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2003 and had no trading activity in 2002.

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

           ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit  Name and/or Identification of Exhibit
Number

 99.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Leonard H. Luner

 99.2   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Stuart S. Luner

                ITEM 14.  CONTROLS AND PROCEDURES

     Within  90 days prior to the date of filing of this  report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer , of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures
are effective  for  the  gathering,  analyzing  and  disclosing   the
information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no  significant  changes in our internal  controls  or  in  other
factors   that  could  significantly  affect  internal   controls
subsequent to the date of this evaluation.
























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

                    Originally New York, Inc.

     Signature               Title                  Date
  -----------------------------------------------------------

/s/ Leonard H. Luner    Chief Executive        May 27 , 2003
---------------------       Officer
  Leonard H. Luner

/s/ Stuart S. Luner     Chief Financial        May 27 , 2003
---------------------       Officer
  Stuart S. Luner















































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

Date:  May 27 , 2003
/s/ Leonard H. Luner
---------------------
     Leonard H. Luner, President






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

Date:  May 27 , 2003
/s/ Stuart S. Luner
--------------------
     Stuart S. Luner, President






-PAGE-