Form 10KSB/A
period 2002-12-31
ORIGINALLY NEW YORK INC
filed 2003-07-02
CIK 1192907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                          Amendment No. 2
                                 to
                             Form 10-KSB


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

Periodic Reports with the SEC

     As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.

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

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans




PAGE-13-


     The following table provides the following information as of December 31, 2002, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

       1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights (column (a));
       2. The weighted-average exercise price of the outstanding options, warrants and rights (column (b)); and
       3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan (column (c)).


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

     On June 1, 2002, we issued an aggregate of 75,000 shares of our common stock to three officers and directors of our company .
These issuances of stock did not involve any public offering or solicitation. The shares were issued in exchange for services rendered in the amount of $5,250 , as follows:

               Name	    Shares Issued	Aggregate Value ($)
	------------------------------------------------------------
         Stuart S. Luner	25,000	            $1,750

         Paul S. Walker	        25,000	            $1,750

         Stuart Wesier	        25,000              $1,750



PAGE-14-




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


PAGE-37-

     On June 1, 2002, we issued 75,000 shares of common stock for total services rendered of $5,250 to three members of the board of directors. The shares were issued as follows:

               Name	    Shares Issued	Aggregate Value ($)
	------------------------------------------------------------
         Stuart S. Luner	25,000	            $1,750

         Paul S. Walker	        25,000	            $1,750

         Stuart Wesier	        25,000              $1,750


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
	a. Articles of Incorporation of the Company filed March 12, 2001. Incorporated by reference herein filed as Exhibit 3(a) to Form 10SB12G filed on September 26, 2002.
	b. By-Laws of the Company adopted March 15, 2001. Incorporated by reference herein filed as Exhibit 3(b) to Form 10SB12G filed on September 26, 2002.

 99.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Leonard H. Luner

 99.2   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Stuart S. Luner

                ITEM 14.  CONTROLS AND PROCEDURES

     Within  90 days prior to the date of filing of this  report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures
are effective  for  the  gathering,  analyzing  and  disclosing   the
information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no  significant  changes in our internal  controls  or  in  other
factors   that  could  significantly  affect  internal   controls
subsequent to the date of this evaluation.
























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

                    Originally New York, Inc.

     Signature               Title                  Date
  -----------------------------------------------------------

/s/ Leonard H. Luner    Chief Executive      June 20, 2003
---------------------       Officer
  Leonard H. Luner

/s/ Stuart S. Luner     Chief Financial      June 20, 2003
---------------------       Officer
  Stuart S. Luner


                         CERTIFICATIONS

     I, Leonard H. Luner, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Originally New York, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/ Leonard H. Luner
---------------------
     President




PAGE-39-





                         CERTIFICATIONS

     I, Stuart S. Luner, certify that:

  1.I have reviewed this annual report on Form 10-KSB of Originally New York, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  June 20, 2003

/s/ Stuart S. Luner
----------------------
     Stuart S. Luner, Treasurer








PAGE-40-






































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

Date:  May 27, 2003
/s/ Leonard H. Luner
---------------------
     Leonard H. Luner, President






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

Date:  May 27, 2003
/s/ Stuart S. Luner
--------------------
     Stuart S. Luner, President






-PAGE-