Form 10QSB
period 2003-06-30
ORIGINALLY NEW YORK INC
filed 2003-12-08
CIK 1192907

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934

For the quarterly period ended: June 30, 2003
Or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50013

                    Originally New York, Inc.
                ----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          91-2107890
        -------------                   ------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)


500 N. Rainbow Blvd., Suite 300               89107
         Las Vegas, NV                       --------
--------------------------------            (Zip Code)
(Address of principal executive
           offices)

                         (702) 407-8222
                     -----------------------
      (Registrant's telephone number, including area code)

                               N/A
                            --------
 (Former name, former address and former fiscal year, if changed since last report)

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

                     Originally New York, Inc.
                   (a Development Stage Company)
                           Balance Sheet
                            (unaudited)


                                                           June 30,
                                                             2003
Assets                                                   ------------

Current assets:
  Cash                                                     $34,509
  Inventory                                                  1,414
  Prepaid expense                                            3,099
                                                         ------------
    Total current assets                                    39,022
                                                         ------------

Fixed assets, net                                            1,842

Website development, net                                     2,795

Intangible assets                                              650

                                                         ------------
                                                           $44,309
                                                         ============
Liabilities and Stockholders' Equity

Current liabilities:
  Due to shareholder                                           $72
  Accrued executive compensation                             1,800
                                                         ------------
    Total current liabilities                                1,872
                                                         ------------

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                  -
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 7,112,018 shares issued and outstanding       7,112

Additional paid-in capital                                 145,729
(Deficit) accumulated during development stage            (110,404)
                                                         ------------
                                                            42,437
                                                         ------------

                                                           $44,309
                                                         ============


  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Operations
                            (unaudited)


                                                    Three Months Ended      Six Months Ended      March 12, 2001
                                                         June 30,                June 30,         (Inception) to
                                                     2003       2002        2003         2002      June 30, 2003
                                                 ----------------------------------------------------------------

Revenues                                                $-         $81          $-          $81          $96
Cost of sales                                            -          18           -           18           23
                                                 ----------------------------------------------------------------

Gross profit                                             -          63           -           63           73
                                                 ----------------------------------------------------------------
Expenses:
  General and administrative expenses                5,504       2,988      10,957        8,677       64,819
  Commission expense                                     -       7,728           -        7,728        9,294
  Consulting expense - related party                 6,000       5,250      12,000        5,250       29,250
  Executive compensation                             1,800           -       3,600            -        4,800
  Depreciation & amortization                          348         299         674          599        2,314
                                                 ----------------------------------------------------------------
    Total expenses                                  13,652      16,265      27,231       22,254      110,477
                                                 ----------------------------------------------------------------

Net (loss)                                        $(13,652)   $(16,202)   $(27,231)    $(22,191)   $(110,404)


Weighted average number of common shares
  outstanding - basic and fully diluted          7,112,018   5,753,547   7,112,018    5,734,025
                                                 ================================================

Net (loss) per share - basic and fully diluted      $(0.00)     $(0.00)     $(0.00)      $(0.00)
                                                 ================================================




  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)


                                                    Six Months Ended       March 12, 2001
                                                        June 30,           (Inception) to
                                                   2003          2002       June 30, 2003
                                               --------------------------------------------

Cash flows from operating activities
  Net (loss)                                    $(27,231)     $(22,191)       $(110,404)
  Shares issued for services                           -         5,250            5,250
  Depreciation and amortization                      674           599            2,314
  Adjustment to reconcile net (loss) to
    net cash (used) by operating activities:
  (Increase) in inventory                           (391)         (655)          (1,414)
  (Increase) in prepaid expense                   (3,099)            -           (3,099)
                                               --------------------------------------------
Net cash (used) by operating activities          (30,047)      (16,997)        (107,353)
                                               --------------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                          (656)            -           (2,651)
  Website development                                  -             -           (4,300)
  Intangible assets                                    -             -             (650)
                                               --------------------------------------------
Net cash (used) by investing activities             (656)            -           (7,601)
                                               --------------------------------------------
Cash flows from financing activities
  Issuances of common stock                            -        92,591          147,591
  Increase (decrease) in due to shareholder            -        (1,333)              72
  Increase in accrued executive compensation       1,800             -            1,800
                                               --------------------------------------------
Net cash provided by financing activities          1,800        91,258          149,463
                                               --------------------------------------------

Net increase (decrease) in cash                  (28,903)       74,261           34,509
Cash - beginning                                  63,412        16,874                -
                                               --------------------------------------------
Cash - ending                                    $34,509       $91,135          $34,509
                                               ============================================
Supplemental information:
  Interest paid                                      $ -           $ -              $ -
                                               ============================================
  Income taxes paid                                  $ -           $ -              $ -
                                               ============================================
Non-cash investing and financing activities:

Shares issued for services provided                  $ -        $5,250           $5,250
Number of shares issued for services                   -        75,000           75,000
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

Note 3 - Prepaid expenses

During the six month period ended June 30, 2003, the Company had $3,099 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.

Note 4 - Fixed assets

The Company purchased $656 in fixed assets during the six months ended June 30, 2003. Depreciation expense was recorded in the amount of $244 during the period ended June 30, 2003.

Note 5 - Web development costs

The Company did not incur any additional web development costs during the six months ended June 30, 2003. Amortization expense was recorded in the amount of $430 during the period ended June 30, 2003.

Note 6 - Intangible assets

The Company did not incurred any additional costs in trademark application fees during the period ended June 30, 2003 and has recorded no amortization for the period ended. The Company will begin amortization upon completion of the process of applying for multiple trademarks.

                     Originally New York, Inc.
                   (a Development Stage Company)
                               Notes

Note 7 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the six-month period ended June 30, 2003, no warrants have been exercised.

Note 8 - Related party transactions

As of June 30, 2003, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72. The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the six months ended June 30, 2003, the Company paid this shareholder a total of $12,000.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the six months ended June 30, 2003, the Company paid this shareholder a total of $1,800 and had accrued executive compensation of $1,800.

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

Plan of Operation

     We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc. We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web site. Since our inception on March 12, 2001, we have generated $96 in revenue from sales of our products and incurred expenses in the amount of $110,404.

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

     From our inception to June 30, 2003, we have devoted our activities to the following:

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

     As of June 30, 2003, we had $34,509 of cash on hand and $1,414 in inventory. Our current assets are sufficient to meet our current liabilities of $1,872. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

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


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibi  Name and/or Identification of Exhibit
  t
Number

  3     Articles of Incorporation & By-Laws

             (a) Articles of Incorporation (1)

             (b) By-Laws (1)

  31    Rule 13a-14(a)/15d-14(a) Certifications

            (a) Leonard H. Luner

            (b) Stuart S. Luner

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

(1) Incorporated by reference to the exhibits to the Company's
General Form for Registration of Securities of Small Business
Issuers on Form 10-SB, filed on September 26, 2002.

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ORIGINALLY NEW YORK, INC.
                    -------------------------
                          (Registrant)




By: /s/ Leonard H. Luner
   ----------------------
Leonard H. Luner, President