Form 10QSB
period 2003-09-30
ORIGINALLY NEW YORK INC
filed 2003-12-15
CIK 1192907

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

For the quarterly period ended: September 30, 2003
Or

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

For the transition period from ____________ to _____________

Commission File Number: 000-50013

                    Originally New York, Inc.
                ----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                            91-2107890
       -----------------                 -------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)                   No.)

500 N. Rainbow Blvd., Suite 300               89107
         Las Vegas, NV                      --------
--------------------------------           (Zip Code)
(Address of principal executive
           offices)

                         (702) 407-8222
                      ---------------------
      (Registrant's telephone number, including area code)

                               N/A
                            ---------
 (Former name, former address and former fiscal year, if changed since last report)

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

                     ORIGINALLY NEW YORK, INC.
                   (A Development Stage Company)




                         Table of Contents
                                                                  Page
                                                                --------


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

                     Originally New York, Inc.
                   (a Development Stage Company)
                           Balance Sheet
                            (unaudited)

                                                       September 30,
                                                            2003
                                                      ----------------

Assets
Current assets:
  Cash                                                    $30,807
  Inventory                                                 1,714
  Prepaid expense                                           3,099
                                                      ----------------
    Total current assets                                   35,620
                                                      ----------------

Fixed assets, net                                           1,709

Website development, net                                    2,580

Intangible assets                                             650

                                                      ----------------
                                                          $40,559
                                                      ================
Liabilities and Stockholders' Equity

Current liabilities:
  Due to shareholder                                          $72
  Accrued executive compensation                            3,600
                                                      ----------------
    Total current liabilities                               3,672
                                                      ----------------
Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                 -
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 7,112,018 shares issued and outstanding      7,112
  Additional paid-in capital                              145,729
  (Deficit) accumulated during development stage         (115,954)
                                                      ----------------
                                                           36,887
                                                      ----------------

                                                          $40,559
                                                      ================

  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Operations
                            (unaudited)



                                                     Three Months Ended    Nine Months Ended      March 12, 2001
                                                       September 30,          September 30,       (Inception) to
                                                     2003        2002       2003        2002     September 30, 2003
                                                 -----------  ----------   ---------  ---------  ------------------

Revenues                                                $-          $-          $-         $81            $96
Cost of sales                                            -           -           -          18             23
                                                 -----------  ----------   ---------  ---------  ------------------

Gross profit                                             -           -           -          63             73
                                                 -----------  ----------   ---------  ---------  ------------------
Expenses:
  General and administrative expenses                3,402      10,244      14,359      18,921         68,221
  Commission expense                                     -       1,566           -       9,294          9,294
  Consulting expense - related party                     -       6,000      12,000      11,250         29,250
  Executive compensation                             1,800           -       5,400           -          6,600
  Depreciation & amortization                          348         300       1,022         899          2,662
                                                 -----------  ----------   ---------  ---------  ------------------
    Total expenses                                   5,550      18,110      32,781      40,364        116,027
                                                 -----------  ----------   ---------  ---------  ------------------

Net (loss)                                         $(5,550)   $(18,110)   $(32,781)   $(40,301)     $(115,954)

Weighted average number of common shares
  outstanding - basic and fully diluted          7,112,018   7,112,018   7,112,018   6,198,403
                                                 ==========  ==========  ==========  ==========
Net (loss) per share - basic and fully diluted      $(0.00)     $(0.00)     $(0.00)     $(0.01)
                                                 ==========  ==========  ==========  ==========



  The accompanying notes are an integral part of these financial statements.

                     Originally New York, Inc.
                   (a Development Stage Company)
                     Statements of Cash Flows
                            (unaudited)


                                                   Nine Months Ended       March 12, 2001
                                                     September 30,         (Inception) to
                                                  2003          2002      September 30, 2003
                                               -----------   ----------   ------------------

Cash flows from operating activities
  Net (loss)                                   $(32,781)     $(40,301)      $(115,954)
  Shares issued for services                          -         5,250           5,250
  Depreciation and amortization                   1,022           899           2,662
  Adjustment to reconcile net (loss) to
   net cash (used) by operating activities:
  (Increase) in inventory                          (691)         (566)         (1,714)
  (Increase) in prepaid expense                  (3,099)            -          (3,099)
                                               -----------   ----------   ------------------
  Net cash (used) by operating activities       (35,549)      (34,718)       (112,855)
                                               -----------   ----------   ------------------

Cash flows from investing activities
  Purchase of fixed assets                         (656)            -          (2,651)
  Website development                                 -             -          (4,300)
  Intangible assets                                   -             -            (650)
                                               -----------   ----------   ------------------
  Net cash (used) by investing activities          (656)            -          (7,601)
                                               -----------   ----------   ------------------

Cash flows from financing activities
  Issuances of common stock                           -        92,591         147,591
  Increase (decrease) in due to                       -        (1,260)             72
  Increase in accrued executive compensation      3,600             -           3,600
                                               -----------   ----------   ------------------
  Net cash provided by financing activities       3,600        91,331         151,263
                                               -----------   ----------   ------------------

Net increase (decrease) in cash                 (32,605)       56,613          30,807
Cash - beginning                                 63,412        16,874               -
                                               -----------   ----------   ------------------
Cash - ending                                   $30,807       $73,487         $30,807
                                               ===========   ==========   ==================
Supplemental information:
  Interest paid                                     $ -           $ -             $ -
                                               ===========   ==========   ==================
  Income taxes paid                                 $ -           $ -             $ -
                                               ===========   ==========   ==================

Non-cash investing and financing activities:
  Shares issued for services provided               $ -        $5,250          $5,250
                                               ===========   ==========   ==================
  Number of shares issued for services                -        75,000          75,000
                                               ===========   ==========   ==================



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

Note 3 - Prepaid expenses

During the nine month period ended September 30, 2003, the Company had $3,099 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.

Note 4 - Fixed assets

The Company purchased $656 in fixed assets during the nine months ended September 30, 2003. Depreciation expense was recorded in the amount of $376 during the period ended September 30, 2003.

Note 5 - Web development costs

The Company did not incur any additional web development costs during the nine months ended September 30, 2003. Amortization expense was recorded in the amount of $646 during the period ended September 30, 2003.

Note 6 - Intangible assets

The Company did not incur any additional costs in trademark application fees during the period ended September 30, 2003 and has recorded no amortization for the period ended. The Company will begin amortization upon completion of the process of applying for multiple trademarks.

                     Originally New York, Inc.
                   (a Development Stage Company)
                               Notes

Note 7 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the nine-month period ended September 30, 2003, no warrants have been exercised.

Note 8 - Related party transactions

As of September 30, 2003, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72. The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the nine months ended September 30, 2003, the Company paid this shareholder a total of $12,000.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the nine months ended September 30, 2003, the Company paid this shareholder a total of $1,800 and had accrued executive compensation of $3,600.

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

Plan of Operation

     We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc. We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web site. Since our inception on March 12, 2001, we have generated $96 in revenue from sales of our products and incurred expenses in the amount of $116,027.

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

     From our inception to September 30, 2003, we have devoted our activities to the following:

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

     As of September 30, 2003, we had $30,807 of cash on hand and $1,714 in inventory. Our current assets are sufficient to meet our current liabilities of $3,672. Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months. However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

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

                    ORIGINALLY NEW YORK, INC.
                   ---------------------------
                          (Registrant)


By: /s/ Leonard H. Luner
   ------------------------
Leonard H. Luner, President