Form 10KSB
period 2003-12-31
ORIGINALLY NEW YORK INC
filed 2004-04-27
CIK 1192907

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period from __________ to _____________

Commission File Number 000-50013


                   ORIGINALLY NEW YORK, INC.
                ------------------------------
         (Name of small business issuer in its charter)

            Nevada                         91-2107890
        -------------                   ----------------
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

500 N. Rainbow Blvd., Suite 300               89107
-------------------------------              -------
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (702) 407-8222

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered

  ---------------------------    -------------------------------
  ---------------------------    -------------------------------


Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                    ------------------------
                        (Title of class)

                    ------------------------
                        (Title of class)

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

The issuer's revenue for its most recent fiscal year was $150.

The  Company's  common  stock is listed on  the  Over-the-Counter
Bulletin Board under the stock ticker symbol "OGNY." The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 30, 2004 was $92,591 based upon the aggregate proceeds of sales of our common stock on June 2002 in an offering not registered with the Commission.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003 was 7,112,018.

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

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

PART I                                                             3
 ITEM 1.  BUSINESS.                                                3
 ITEM 2.  DESCRIPTION OF PROPERTY                                  9
 ITEM 3.  LEGAL PROCEEDINGS                                        9
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9
PART II                                                            9
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS                                                           9
 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
 OPERATION                                                        13
 ITEM 7.  FINANCIAL STATEMENTS                                    15
 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE                              29
PART III                                                          29
 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT       29
 ITEM 10.  EXECUTIVE COMPENSATION                                 31
 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
 HOLDERS                                                          32
 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         32
 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                       33
 ITEM 14.  CONTROLS AND PROCEDURES                                33
SIGNATURES                                                        34

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

     We are a start-up company with a limited operating history. From our inception to December 31, 2003, we generated $246 in revenues and have accumulated losses in the amount of $123,408. We cannot guarantee you that we will be able to increase sales of our products and to attain profitability. Our profitability could be affected by risks such as market acceptance and penetration of our products and our ability to cost-effectively market and distribute our products.

Business of Issuer

Principal Products and Principal Markets

     We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation. Since our inception, we have generated $246 in revenue from sales of our products. For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it. We currently have ten different items for sale on our web sites. The suppliers of our merchandise are as follows:

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

Effect of Existing or Probable Government Regulations

     Our management does not believe that any existing or probable government regulations could impact our business. However, we could be indirectly affected if our independent manufacturers fail to operate in compliance with applicable laws and regulations. Although our internal guidelines promote ethical business practices, we do not control these vendors or their labor practices. The violation of labor or other laws by an independent manufacturer, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for us and could reduce sales of our products.

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

     We are a development stage entity with limited operations. For the period from our date of incorporation on March 12, 2001 to December 31, 2003, we have incurred a total loss of $123,408 on revenues of $246. We will not be profitable until we establish a broader customer base for our products and derive substantial revenues from our sales. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows or obtain adequate funding through external offerings of our equity or debt. There are no assurances that we will be able to generate sales or that additional financing will be available, or if available, will be on terms acceptable to us.
If adequate working capital is not available, the value of our Company's common shares will be negatively affected and could result in the loss of your entire investment.

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

     Our business is dependent upon the sales of our company-branded products. Our marketing plan requires further development and refinement to attract visitors to our site and to encourage purchases of our products. There is also no assurance we will be able to retain our vendor contacts, or to establish additional manufacturing relationships. We cannot assure you that our products will be capable of attracting sales in commercially viable levels, obtain acceptance in the market or be successfully marketed. We cannot guarantee you that we will be able to establish any market for our products. We will incur substantial expenses in establishing markets for our products, if and when such markets are ever established.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     Our common stock is currently traded on the Over-the-Counter
Bulletin Board under the stock ticker symbol "OGNY." As of the date of this report, trading volume in our stock has not yet developed.

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

Holders

     As of the date of this report, we have approximately 7,112,018 shares of $0.001 par value common stock issued and outstanding held by approximately 62 shareholders of record. Our Transfer Agent is Pacific Stock Transfer Company, 5844 S. Pecos Road, Suite D, Las Vegas, Nevada 89120, phone (702) 361-3033.

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

Securities  Authorized  for  Issuance Under  Equity  Compensation
Plans

     The following table provides the following information as of December 31, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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


      Plan Category         Number of     Weighted    Number of
                            Securities    average     securities
                              to be       exercise    remaining
                           issued upon    price of    available
                           exercise of  outstanding   for future
                           outstanding    options,     issuance
                             options,     warrants
                             warrants    and rights
                            and rights
-------------------------------------------------------------------
                               (a)          (b)          (c)
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

     On June 1, 2002, we issued an aggregate of 75,000 shares of our common stock to three officers and directors of our company. These issuances of stock did not involve any public offering or solicitation. The shares were issued in exchange for services rendered in the amount of $5,250, as follows:

              Name            Shares Issued     Aggregate Value ($)
  -------------------------------------------------------------------

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

Plan of Operation

     We were incorporated on March 12, 2001, and have not yet begun our planned principal operations. We have generated $246 in revenues and incurred a net loss of $123,408 since our inception. Our efforts to date have focused primarily on the development and implementation of our web site at www.originallyny.com. This web site serves as the core of our revenue generating operations. All of our revenues to date have been generated from sales through this Internet site.

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

     Our  management  believes  that our  total  expenditures  of
$123,481 represent all of our expenditures to develop the necessary operating infrastructure to conduct our ongoing operations. We have established our web site with e-commerce capabilities, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities. We do not believe that any further capital expenditures will be required. We intend to focus our ongoing efforts on marketing and increasing sales of our products.

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

     Since our incorporation, we have raised capital through sales of our common equity. Please refer to Part II, Item 5 "Market for Common Equity and Related Stockholder Matters" on page 9 for information on these issuances. All told, we raised $92,951 in cash from sales of our common stock.

     We believe that our cash on hand as of December 31, 2003 of $25,434 is not sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions. Additionally, if our costs of operations increase unexpectedly, we may also need to raise additional capital by issuing equity or debt securities in exchange for cash. If we are unable to obtain capital through issuances of equity or debt, Leonard Luner, a shareholder and President of our company, has verbally agreed to loan us cash, which shall bear no interest and be due upon demand, to finance web site-related expenditures, such as hosting and maintenance, and production of potential new products, which we have none at this time. We have no formal written agreement with Mr. Luner for such loans, and we cannot guarantee you that we will be able to enforce this agreement. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business. Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.

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

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditors Report                               F-1
Balance Sheets                                            F-2
Statements of Operations                                  F-3
Statement of Stockholders' Equity                         F-4
Statements of Cash Flows                                  F-5
Footnotes                                                 F-6

                    Originally New York, Inc.
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2003 and 2002

                               and

                    Statements of Operations,
                    Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2003 and 2002
                               and
                         for the period
               March 12, 2001 (Date of Inception)
                             through
                        December 31, 2003

                        TABLE OF CONTENTS




                                                           PAGE

Independent Auditors' Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statement of Stockholders' Equity                           4

Statements of Cash Flows                                    5

Footnotes                                                   6

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
Originally New York, Inc.

We have audited the Balance Sheets of Originally New York, Inc. (the "Company") (A Development Stage Company), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended and for the period March 12, 2001 (Date of Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originally New York, Inc. (A Development Stage Company) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended and for the period March 12, 2001 (Date of Inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Beckstead and Watts, LLP

March 29, 2004








                               -18-                           F-1








                    Originally New York, Inc.
                  (A Development Stage Company)
                         Balance Sheets

                                                             December 31,
                                                            2003      2002
                                                         --------------------
Assets

Current assets:
  Cash                                                     $25,434   $63,412
  Inventory                                                  1,714     1,023
  Prepaid expense                                            2,544         -
                                                         --------------------
    Total current assets                                    29,692    64,435
                                                         --------------------

Fixed assets, net                                            2,198     1,430

Web site development, net                                    2,365     3,225

Intangible assets                                              650       650

                                                         --------------------
                                                           $34,905   $69,740
                                                         ====================
Liabilities and Stockholders' Equity

Current liabilities:
  Due to shareholder                                           $72       $72
  Accrued executive compensation - related party             5,400         -
                                                         --------------------
    Total current liabilities                                5,472        72
                                                         --------------------
Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding                  -         -
  Common stock, $0.001 par value, 20,000,000 shares
   authorized, 7,112,018 and 7,112,018 shares issued and
   outstanding as of 12/31/03 and 12/31/02, respectively     7,112     7,112
Additional paid in capital                                 145,729   145,729
(Deficit) accumulated during development stage            (123,408)  (83,173)
                                                         --------------------
                                                            29,433    69,668
                                                         --------------------

                                                           $34,905   $69,740
                                                         ====================

 The accompanying notes are an integral part of these financial statements.







                               -19-                           F-2





                    Originally New York, Inc.
                  (A Development Stage Company)
                    Statements of Operations

                                                              March 12, 2001
                                        For the years ended  (Inception to)
                                           December 31,        December 31,
                                         2003       2002         2003
                                      ---------------------------------------

Revenue                                   $150        $74        $246
Cost of sales                              150         18         173
                                      ---------------------------------------

Gross Profit                                 -         56          73
                                      ---------------------------------------

Expenses:
 General & administrative expenses      19,656     21,488      73,518

Commission expense                           -      9,294       9,294
Consulting expense - related party      12,000     17,250      29,250
Executive compensation - related party   7,200      1,200       8,400
Depreciation & amortization              1,379      1,199       3,019
                                      ---------------------------------------
Total expenses                          40,235     50,431     123,481
                                      ---------------------------------------

Net (loss)                            $(40,235)  $(50,375)  $(123,408)
                                      =======================================

Weighted average number of
common shares outstanding -          7,112,018  6,426,733
basic & fully diluted                 =====================

Net (loss) per share - basic            $(0.01)    $(0.01)
and fully diluted                     =====================

 The accompanying notes are an integral part of these financial statements.








                                -20-                           F-3





                    Originally New York, Inc.
                  (A Development Stage Company)
                Statement of Stockholders' Equity

                                                                (Deficit)
                                                               Accumulated     Total
                                                  Additional      During    Stockholders'
                              Common Stock         Paid-in     Development    Equity
                           Shares      Amount      Capital         Stage      (Deficit)
                        ------------------------------------------------------------------


March 2001
   Founder shares          5,000,000      $5,000     $-             $-           $5,000


March 2001
   Private placement
   issued for cash           714,286         714    49,286           -           50,000

Net (loss)
   March 12, 2001
   (inception) to
   December 31, 2001                                              (32,798)      (32,798)

Balance,
December 31, 2001          5,714,286       5,714    49,286        (32,798)       22,202

June 2002
   Issued for services        75,000          75     5,175           -            5,250
services

June 2002
   Issued for cash         1,322,732       1,323    91,268           -           92,591

Net (loss)
   For the year ended
   December 31, 2002                                           (50,375)         (50,375)

Balance,
December 31, 2002          7,112,018       7,112   145,729     (83,173)          69,668

Net (loss)
   For the year ended
   December 31, 2003                                           (40,235)         (40,235)

Balance,
December 31, 2003          7,112,018      $7,112  $145,729   $(123,408)         $29,433





 The accompanying notes are an integral part of these financial statements.







                               -21-                           F-4








                    Originally New York, Inc.
                  (A Development Stage Company)
                    Statements of Cash Flows


                                                              March 12, 2001
                                         For the years ended  (Inception to)
                                            December 31,        December 31,
                                           2003       2002         2003
                                      ---------------------------------------

Cash flows from operating activities
Net (loss)                               $(40,235)  $(50,375)   $(123,408)
  Shares issued for services                 -         5,250        5,250
  Depreciation & amortization               1,379      1,199        3,019
Adjustments to reconcile net (loss)
  to net cash (used) by
  operating activities:
  (Increase) in inventory                    (691)      (566)      (1,714)
  (Increase) in prepaid expense            (2,544)      -          (2,544)
Net cash (used) by                     ---------------------------------------
operating activities                      (42,091)   (44,492)    (119,397)
                                       ---------------------------------------

Cash flows from investing activities
  Purchase of fixed assets                 (1,287)      (300)      (3,282)
  Web site development                       -         -           (4,300)
  Intangible assets                          -         -             (650)
                                      ---------------------------------------
Net cash (used) by
investing activities                       (1,287)      (300)      (8,232)
                                      ---------------------------------------

Cash flows from financing activities
  Issuances of common stock                  -        92,591      147,591
  Increase (decrease) in due to              -        (1,261)          72
   shareholder
  Increase in accrued                    5,400             -        5,400
  executive compensation
                                      ---------------------------------------
Net cash provided by                     5,400        91,330      153,063
financing activities:
                                      ---------------------------------------

Net increase (decrease) in cash        (37,978)       46,538       25,434
Cash - beginning                        63,412        16,874          -
                                      ---------------------------------------
Cash - ending                          $25,434      $ 63,412      $25,434
                                      =======================================

Supplemental disclosures:
  Interest paid                          $-            $-           $-
                                      =======================================
  Income taxes paid                      $-            $-           $-
                                      =======================================
Non-cash transactions:
 Shares issued for services provided     $-           $5,250       $5,250
                                      =======================================
 Number of shares issued for services     -           75,000       75,000
                                      =======================================


 The accompanying notes are an integral part of these financial statements.








                               -22-                           F-5







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

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

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






                               -23-                           F-6








                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

Cost of Sales
Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business. The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $150 and $18 during the years ended December 31, 2003 and 2002.

Advertising costs
The Company expenses all costs of advertising as incurred. There were advertising costs in the amount of $195 and $1,696 included in selling, general and administrative expenses in 2003 and 2002, respectively.

Loss per share
Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The weighted average number of common shares outstanding was 7,112,018 and 6,426,733 for the years ended December 31, 2003 and 2002, respectively. The fully diluted weighted average number of common shares outstanding was 6,493,592 and 7,244,291 for the years ended December 31, 2003 and 2002, respectively. The computation for loss per common share, assuming dilution, for the year ended December 31, 2003, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2003 and 2002 totaled 132,273.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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







                               -24-                           F-7








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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003 and the Company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations.







                               -25-                           F-8








                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

Note 4 - Fixed assets

Fixed assets as of December 31, 2003 consisted of the following:

               Computer equipment            $2,782
               Office equipment                 500
               Accumulated depreciation      (1,084)
                                            --------
                                            $ 2,198
                                            ========

During the year ended December 31, 2003 and 2002, the Company recorded depreciation expense in the amount of $519 and $339, respectively.

Note 5 - Web development costs

Website development costs as of December 31, 2003 consisted of the following:

               Website costs                $  4,300
               Accumulated depreciation       (1,935)
                                            ----------
                                            $  2,365
                                            ==========

During the years ended December 31, 2003 and 2002, the Company has recorded amortization expense in the amount of $860 and $860, respectively.







                               -26-                           F-9






                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

Note 6 - Intangible assets

During  the  years ended December 31, 2003 and 2002, the  Company had no amortization expense.  The Company will begin amortization
upon   completion  of  the  process  of  applying  for   multiple
trademarks.

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                      U.S federal statutory rate      (34.0%)

                      Valuation reserve                34.0%

                      Total                               -%

As of December 31, 2003, the Company has a net operating loss carry forward as follows:

Year         Amount       Expiration
-------------------------------------
2001         $32,798      2021
2002         $50,375      2022
2003         $40,235      2023

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







                               -27-                           F-10






                    Originally New York, Inc.
                  (A Development Stage Company)
                              Notes

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

As of December 31, 2003, there have been no other issuances of common stock or preferred stock.

Note 9 - Related party transactions

A shareholder, officer and director of the Company paid for various expenses of the Company. The amount due to the shareholder is a loan that bears zero interest and is due on demand. During the year ended December 31, 2002, the Company paid the individual a total of $1,333 to pay off a portion of the balance due. As of December 31, 2003 and 2002, the balance owed is $72.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000. During the years ended December 31, 2003 and 2002, the Company paid this shareholder a total of $12,000 and $12,000, respectively.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the year ended December 31, 2003, the Company paid this shareholder a total of $1,800 and had accrued executive compensation of $5,400. During the year ended December 31, 2002, the Company paid this shareholder a total of $1,200.

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

Note 10 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005. During the year ended December 31, 2003 and 2002, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.







                               -28-                           F-11






ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

NAME         AGE  POSITION                 PERIOD SERVING   TERM
---------------------------------------------------------------------
Leonard H.   63   President, CEO and       March 2004-2005  1
Luner             Director                                  year(1)

Stuart S.    58   Treasurer and Director   March 2004-2005  1
Luner                                                       year(1)

Paul S.      55   Director                 March 2004-2005  1
Walker                                                      year(1)

Stuart       58   Director                 March 2004-2005  1
Weiser                                                      year(1)

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2005 or until a successor or successors are elected and appointed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2004 and had no trading activity in 2003.

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

                   Summary Compensation Table

                        Annual                               Long-Term Compensation
                     Compensation
                    -------------------            ------------------------------------------
  Name and          Year  Salary  Bonus   Other    Restricted   Securities  LTIP     All
  Principal                               Annual   Stock        Underlying  Payouts  Other
  Position                                Compens  Awards       Options              Compens
                                          ation                                      ation
                           ($)     ($)     ($)      ($)           (#)        ($)      ($)



Leonard H. Luner    2003    0       0     1,800      0             0          0        0
President           2002    0       0     1,200      0             0          0        0
                    2001    0       0         0      0             0          0        0

Stuart S. Luner     2003    0       0         0      0             0          0        0
Treasurer           2002    0       0         0      0             0          0        0
                    2001    0       0         0      0             0          0        0

Footnotes:

  (1) On November 1, 2002, we agreed to compensate Leonard Luner on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the year ended December 31, 2003, we paid Mr. Luner a total of $1,800 and accrued compensation expense of $5,400. During the year ended December 31, 2002, we paid a total of $1,200.

Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

     On June 1, 2002, we issued an aggregate of 75,000 shares of our common stock to three of our directors, as follows:

                Name          Shares Issued     Aggregate Value ($)
        -----------------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2003 certain  information regarding the beneficial  ownership  of  our common stock by:

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

Title of     Name and Address                    Amount and      %  of
Class        of Beneficial Owner                 Nature of       Class
                                                 Beneficial
                                                 Owner
--------------------------------------------------------------------------

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our President and Director, Leonard H. Luner, continues to pay for various expenses of on our behalf. Amounts that are due as a result are structured as a loan that bears zero interest and is due on demand. As of December 31, 2003, we owed Mr. Luner $72.

     On June 1, 2002, we issued 75,000 shares of common stock for total services rendered of $5,250 to three members of the board of directors. The shares were issued as follows:

              Name            Shares Issued     Aggregate Value ($)
       -------------------------------------------------------------

        Stuart S. Luner           25,000            $1,750

         Paul S. Walker           25,000            $1,750

         Stuart Wesier            25,000            $1,750

     On July 1, 2002, we hired a shareholder, B.M.M., LLC, to perform various consulting services at a rate of $2,000 per month. Our arrangement with B.M.M. is on a month-to-month basis, and may be cancelled at any time by either party upon written notice. We do not have any formal contractual obligation with this shareholder. For the year ended December 31, 2003, we paid this party a total of $12,000 for services performed.

     On November 1, 2002, we entered into an arrangement with Mr. Len Luner, our president, to perform general administrative services to us at the rate of $600 per month. In the year ended December 31, 2003, we paid Mr. Luner an aggregate of $1,800.

     An administrative office is being provided at no charge to us by Mr. Luner, an officer and director of our company. Please refer to Part I, Item 2, Description of Property, on page 9 for more information.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

 31.1   Rule 13a-14(c)/15d-14(a) Certifications - Leonard H.
        Luner

 31.2   Rule 13a-14(c)/15d-14(a) Certifications - Stuart S. Luner

 32.1   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Leonard H. Luner

 32.2   Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350) - Stuart S. Luner

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

                    Originally New York, Inc.

     Signature               Title                  Date
     ---------               -----                  ----

/s/ Leonard H. Luner    Chief Executive        April 13, 2004
--------------------        Officer
  Leonard H. Luner

/s/ Stuart S. Luner     Chief Financial        April 13, 2004
-------------------         Officer
  Stuart S. Luner