Form 10QSB
period 2004-03-31
ORIGINALLY NEW YORK INC
filed 2004-06-16
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50013
Originally New York, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2107890 (I.R.S. Employer Identification No.)

500 N. Rainbow Blvd., Suite 300 Las Vegas, NV (Address of principal executive offices)	89107 (Zip Code)

(702) 407-8222 (Registrant's telephone number, including area code)

N/A (Former name, former address and former fiscal year, if changed since last report)

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

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 27, 2004, and subsequent amendments made thereto.

Originally New York, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

March 31,
2004
Assets

Current assets:
Cash	$20,401
Inventory	1,489
Prepaid expense	2,544
Total current assets	24,434

Fixed assets, net	2,034

Website development, net	2,150

Intangible assets	650

$29,268

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$396
Due to shareholder	72
Accrued executive compensation	7,200
Total current liabilities	7,668

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,112,018 shares issued and outstanding	7,112
Additional paid-in capital	145,729
(Deficit) accumulated during development stage	(131,241)
21,600

$29,268

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		March 12, 2001
	March 31,		(Inception) to
	2004	2003	March 31, 2004

Revenue	$-	$-	$246
Cost of sales	-	-	173

Gross profit	-	-	73

Expenses:
General and administrative expenses	5,654	5,453	79,172
Commission expense	-	-	9,294
Consulting expense – related party	-	6,000	29,250
Executive compensation	1,800	1,800	10,200
Depreciation & amortization	379	326	3,398
Total expenses	7,833	13,579	131,314

Net (loss)	$(7,833)	$(13,579)	$(131,241)

Weighted average number of
common shares outstanding – basic and fully diluted	7,112,018	7,112,018

Net (loss) per share – basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three months ended		March 12, 2001
	March 31,		(Inception) to
	2004	2003	March 31, 2004
Cash flows from operating activities
Net (loss)	$(7,833)	$(13,579)	$(131,241)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation and amortization	379	326	3,398
Changes in operating assets and liabilities:
Decrease (increase) in inventory	225	28	(1,489)
Decrease (increase) in prepaid expense	-	(4,000)	(2,544)
Increase in accounts payable	396	-	396
Net cash (used) by operating activities	(6,833)	(17,225)	(126,230)

Cash flows from investing activities
Purchase of fixed assets	-	(656)	(3,282)
Website development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	(656)	(8,232)

Cash flows from financing activities
Issuances of common stock	-	-	147,591
Increase in due to shareholder	-	-	72
Increase in accrued executive compensation	1,800	600	7,200
Net cash provided by financing activities	1,800	600	154,863

Net increase (decrease) in cash	(5,033)	(17,281)	20,401
Cash – beginning	25,434	63,412	-
Cash – ending	$20,401	$46,131	$20,401

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not commenced its planned principal operations and it has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise additional capital via an equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Prepaid expenses

During the three month period ended March 31, 2004, the Company had $2,544 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.  During the three months ended March 31, 2004, the Company amortized $0 in legal fees.

Note 4 – Fixed assets

Fixed assets as of March 31, 2004 consisted of the following:

Computer equipment	$ 2,782
Office equipment	500
Accumulated depreciation	(1,248)
$ 2,034

During the three months ended March 31, 2004, the Company recorded depreciation expense of $164.

Originally New York, Inc.

(a Development Stage Company)

Notes

Note 5 - Web development costs

Website development costs as of March 31, 2004 consisted of the following:

Website costs	$ 4,300
Accumulated amortization	(2,150)
$ 2,150

During the three months ended March 31, 2004, the Company has recorded amortization expense in the amount of $215.

Note 6 – Intangible assets

The Company did not incur any additional costs in trademark application fees during the period ended March 31, 2004 and has recorded no amortization for the period ended.  The Company will begin amortization upon completion of the process of applying for multiple trademarks.

Note 7 – Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to purchase the Company’s $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005.  During the three-month period ended March 31, 2004, no warrants have been exercised.

Note 8 – Related party transactions

As of March 31, 2004, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72.  The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000.  During the nine months ended March 31, 2004, the Company paid this shareholder a total of $0.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the three months ended March 31, 2004, the Company paid this shareholder a total of $0 and had accrued executive compensation of $1,800.  As of March 31, 2004, the accrued executive compensation was $7,200.

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Originally New York, Inc.’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ONY’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that management may be unable to predict.  When used in this Quarterly Report, words such as,  "believes,"  "expects," "intends,"  "plans,"  "anticipates,"  "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Plan of Operation

We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc.  We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation.  For example, we sell pre-shrunk cotton t-shirts with the “P.S 64, Bronx, N.Y.” embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it.  We currently have ten different items for sale on our web site.  Since our inception on March 12, 2001, we have generated $246 in revenue from sales of our products and incurred expenses in the amount of $131,241.

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

Since our inception, we have devoted our activities to the following:

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

Our current revenues are significantly dependent upon sales of our proprietary products.  To alleviate our dependence upon sales of our products, we entered into an affiliate program, whereby we would earn a fee from sales derived from customers who link to the affiliate’s site.  We have since terminated our participation in this affiliate program due to a lack of success in this venture.  The affiliate program did not cost us anything to participate.  We have not experienced any revenues through this affiliate program.

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

As of March 31, 2004, we had $20,401 of cash on hand and $1,489 in inventory.  Our current assets are sufficient to meet our current liabilities of $7,668.  Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months.  However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.  If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

Item 3. Controls and Procedures

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3	Articles of Incorporation & By-Laws

(a) Articles of Incorporation (1)

(b) By-Laws (1)

31	Rule 13a-14(a)/15d-14(a) Certifications

(a) Leonard H. Luner

(b) Stuart S. Luner

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

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
Leonard H. Luner, President