Form 10QSB
period 2004-06-30
ORIGINALLY NEW YORK INC
filed 2004-08-24
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50013
Originally New York, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2107890 (I.R.S. Employer Identification No.)

2505 Anthem Village Dr., Suite E-404 Henderson, NV (Address of principal executive offices)	89052 (Zip Code)

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

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984  tel

702.362.0540 fax

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors

Originally New York, Inc.

(a Development Stage Company)

We have reviewed the accompanying balance sheet of Originally New York, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2004 and the related statements of operations for the three and six-months ended June 30, 2004 and 2003 and for the period March 12, 2001 (Inception) to June 30, 2004, and statements of cash flows for the six-months ended June 30, 2004 and 2003 and for the period March 12, 2001 (Inception) to June 30, 2004.  These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Originally New York, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements.

August 23, 2004

Originally New York, Inc.

(A Development Stage Company)

Balance Sheet

as of

June 30, 2004

and

Statements of Operations

for the Three and Six Months Ended

June 30, 2004 and 2003,

and For the Period

March 12, 2001 (Inception) to June 30, 2004

and

Cash Flows

for the Six Months Ended

June 30, 2004 and 2003,

and For the Period

March 12, 2001 (Inception) to June 30, 2004

TABLE OF CONTENTS

Page

Independent Accountants' Review Report

               1

Balance Sheet

               2

Statements of Operations

   3

Statements of Cash Flows

   4

Footnotes

Originally New York, Inc.
(a Development Stage Company)
Balance Sheet
(unaudited)

June 30,
2004
Assets

Current assets:
Cash	$16,041
Inventory	1,431
Prepaid expense	2,544
Total current assets	20,016

Fixed assets, net	1,870

Website development, net	1,935

Intangible assets	650

$24,471

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$239
Due to shareholder	72
Accrued executive compensation	9,000
Total current liabilities	9,311

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,112,018 shares issued and outstanding	7,112
Additional paid-in capital	160,729
(Deficit) accumulated during development stage	(152,681)
15,160

$24,471

The accompanying notes are an integral part of these financial statements.

F1

Originally New York, Inc.
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three Months Ending		Six Months Ending		March 12, 2001
	June 30,		June 30,		(Inception) to
	2004	2003	2004	2003	June 30, 2004

Revenue	$-	$-	$-	$-	$246
Cost of sales	-	-	-	-	173

Gross profit	-	-	-	-	73

Expenses:
General and administrative expenses	4,261	5,504	9,915	10,957	83,433
Commission expense	-	-	-	-	9,294
Consulting expense - related party	15,000	6,000	15,000	12,000	44,250
Executive compensation	1,800	1,800	3,600	3,600	12,000
Depreciation and amortization	379	348	758	674	3,777
Total expenses	21,440	13,652	29,273	27,231	152,754

Net (loss)	$(21,440)	$(13,652)	$(29,273)	$(27,231)	$(152,681)

Weighted average number of
common shares outstanding - basic and fully diluted	7,112,018	7,112,018	7,112,018	7,112,018

Net (loss) per share - basic & fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

F2

Originally New York, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three months ended		March 12, 2001
	June 30,		(Inception) to
	2004	2003	June 30, 2004
Cash flows from operating activities
Net (loss)	$(29,273)	$(27,231)	$(152,681)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation and amortization	758	674	3,777
Changes in operating assets and liabilities:
Decrease (increase) in inventory	283	(391)	(1,431)
(Increase) in prepaid expense	-	(3,099)	(2,544)
Increase in accounts payable	239	-	239
Net cash (used) by operating activities	(27,993)	(30,047)	(147,390)

Cash flows from investing activities
Purchase of fixed assets	-	(656)	(3,282)
Website development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	(656)	(8,232)

Cash flows from financing activities
Issuances of common stock	-	-	147,591
Increase in donated capital	15,000	-	15,000
Increase in due to shareholder	-	-	72
Increase in accured executive compensation	3,600	1,800	9,000
Net cash provided by financing activities	18,600	1,800	171,663

Net increase (decrease) in cash	(9,393)	(28,903)	16,041
Cash - beginning	25,434	63,412	-
Cash - ending	$16,041	$34,509	$16,041

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F3

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

Note 3 -  Prepaid expenses

During the six month period ended June 30, 2004, the Company had $2,544 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.  During the six months ended June 30, 2004, the Company amortized $0 in legal fees.

Note 4 - Fixed assets

Fixed assets as of June 30, 2004 consisted of the following:

Computer equipment	$ 2,782
Office equipment	500
Accumulated depreciation	(1,412)
$ 1,870

During the six months ended June 30, 2004, the Company recorded depreciation expense of $328.

F4

Originally New York, Inc.

(a Development Stage Company)

Notes

Note 5 - Website development costs

Website development costs as of June 30, 2004 consisted of the following:

Website costs	$ 4,300
Accumulated amortization	(2,365)
$ 1,935

During the six months ended June 30, 2004, the Company has recorded amortization expense in the amount of $430.

Note 6 - Intangible assets

The Company did not incur any additional costs in trademark application fees during the period ended June 30, 2004 and has recorded no amortization for the period ended.  The Company will begin amortization upon completion of the process of applying for multiple trademarks.

Note 7 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to purchase the Company's $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005.  During the six-month period ended June 30, 2004, no warrants have been exercised.

Note 8 - Related party transactions

As of June 30, 2004, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72.  The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000.  During the six months ended June 30, 2004, the Company paid this shareholder a total of $0.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the six months ended June 30, 2004, the Company paid this shareholder a total of $0 and had accrued executive compensation of $3,600.  As of June 30, 2004, the accrued executive compensation was $9,000.

During the six month period ended June 30, 2004, the Company paid a total of $15,000 to three of the Company's directors for services rendered.

F5

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Originally New York, Inc.'s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, ONY’s actual results may differ materially from those indicated by the forward-looking statements.

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

Plan of Operation

We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc.  We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation.  For example, we sell pre-shrunk cotton t-shirts with the “P.S 64, Bronx, N.Y.” embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it.  We currently have ten different items for sale on our web site.  Since our inception on March 12, 2001, we have generated $246 in revenue from sales of our products and incurred expenses in the amount of $152,754.

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

As of June 30, 2004, we had $16,041 of cash on hand and $1,431 in inventory.  Our current assets are sufficient to meet our current liabilities of $9,311.  Our management believes that current cash resources are sufficient to satisfy our cash requirements over the next 12 months.  However, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations.  If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

On April 27, 2004, Len Luner entered into a private sales transaction for the sale common stock of the registrant as held by Mr. Luner,. (the "Agreement"),.  This transaction is more fully described in Exhibit 10.1, filed with Form 8-K on May 13, 2004.

Under the terms of the Agreement, Mr. Luner sold 5,000,000 shares of common stock of the Registrant to Shawn Wright, an individual, in accordance with Rule 144.  Mr. Luner shall remain as President and CEO of the Registrant.

Taking into account the consummation of this Agreement the following table reflects the present beneficial ownership of the Company as affected by this transaction.

Name of Beneficial Owner	No. Shares (Common)	Percent of Class
Shawn Wright	5,000,000	86.37%
Total	5,789,286	100%

The address of each beneficial owner is the Company's Corporate Address

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
Date: August 24, 2004
By: /s/ Leonard H. Luner
Leonard H. Luner CEO and CFO