Form 10QSB
period 2004-09-30
ORIGINALLY NEW YORK INC
filed 2004-11-22
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2004
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50013
Originally New York, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2107890 (I.R.S. Employer Identification No.)

2505 Anthem Village Drive, Suite E-404 Henderson, NV (Address of principal executive offices)	89052 (Zip Code)

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

Originally New York, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

September 30,
2004
Assets

Current assets:
Cash	$13,176
Inventory	1,733
Prepaid expense	1,667
Total current assets	16,576

Fixed assets, net	1,706

Website development, net	1,720

Intangible assets	650

$20,562

Liabilities and Stockholders’ Equity

Current liabilities:
Due to shareholder	$72
Accrued executive compensation	10,340
Total current liabilities	10,412

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,112,018 shares issued and outstanding	7,112
Additional paid-in capital	160,729
(Deficit) accumulated during development stage	(157,601)
10,240

$20,652

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended		March 12, 2001
	September 30,		September 30,		(Inception) to
	2004	2003	2004	2003	September 30, 2004

Revenue	$-	$-	$-	$-	$246
Cost of sales	-	-	-	-	173

Gross profit	-	-	-	-	73

Expenses:
General and administrative expenses	2,741	3,402	12,656	14,359	86,174
Commission expense	-	-	-	-	9,294
Consulting expense – related party	-	-	15,000	12,000	44,250
Executive compensation	1,800	1,800	5,400	5,400	13,800
Depreciation and amortization	379	348	1,137	1,022	4,156
Total expenses	4,920	5,550	34,193	32,781	157,674

Net (loss)	$(4,920)	$(5,550)	$(34,193)	$(32,781)	$(157,601)

Weighted average number of
common shares outstanding – basic and fully diluted	7,112,018	7,112,018	7,112,018	-

Net (loss) per share – basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine months ended		March 12, 2001
	September 30,		(Inception) to
	2004	2003	September 30, 2004
Cash flows from operating activities
Net (loss)	$(34,193)	$(32,781)	$(157,601)
Adjustment to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation and amortization	1,137	1,022	4,156
Changes in operating assets and liabilities:
(Increase) in inventory	(19)	(691)	(1,733)
Decrease (increase) in prepaid expense	877	(3,099)	(1,667)
Net cash (used) by operating activities	(32,198)	(35,549)	(151,595)

Cash flows from investing activities
Purchase of fixed assets	-	(656)	(3,282)
Website development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	(656)	(8,232)

Cash flows from financing activities
Issuances of common stock	-	-	147,591
Increase in donated capital	15,000	-	15,000
Increase in due to shareholder	-	-	72
Increase in accrued executive compensation	4,940	3,600	10,340
Net cash provided by financing activities	19,940	3,600	173,003

Net increase (decrease) in cash	(12,258)	(32,605)	13,176
Cash – beginning	25,434	63,412	-
Cash – ending	$13,176	$30,807	$13,176

Supplemental information:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Note 3 – Prepaid expenses

During the nine month period ended September 30, 2004, the Company had $1,667 in prepaid expenses which were from a retainer for legal expenses as related to securing trademarks for the Company.  During the nine months ended September 30, 2004, the Company amortized $877 in legal fees.

Note 4 – Fixed assets

Fixed assets as of September 30, 2004 consisted of the following:

Computer equipment	$ 2,782
Office equipment	500
Accumulated depreciation	(1,576)
$ 1,706

During the nine months ended September 30, 2004, the Company recorded depreciation expense of $492.

Originally New York, Inc.

(a Development Stage Company)

Notes

Note 5 - Web development costs

Website development costs as of September 30, 2004 consisted of the following:

Website costs	$ 4,300
Accumulated amortization	(2,580)
$ 1,720

During the nine months ended September 30, 2004, the Company has recorded amortization expense in the amount of $645.

Note 6 – Intangible assets

The Company did not incur any additional costs in trademark application fees during the period ended September 30, 2004 and has recorded no amortization for the period ended.  The Company will begin amortization upon completion of the process of applying for multiple trademarks.

Note 7 – Warrants and options

On September 30, 2002, the Company issued 132,273 warrants to purchase the Company’s $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before September 30, 2005.  During the nine-month period ended September 30, 2004, no warrants have been exercised.

Note 8 – Related party transactions

As of September 30, 2004, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72.  The total amount due to the individual is a loan that bears zero interest and is due on demand.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000.  During the nine months ended September 30, 2004, the Company paid this shareholder a total of $0.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the nine months ended September 30, 2004, the Company paid this shareholder a total of $0 and had accrued executive compensation of $5,400.  As of September 30, 2004, the accrued executive compensation was $10,340.

During the nine month period ended September 30, 2004, the Company paid a total of $15,000 to three of the Company’s directors for services rendered.

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

Plan of Operation

We were incorporated in the State of Nevada on March 12, 2001, under the name Originally New York, Inc.  We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation.  For example, we sell pre-shrunk cotton t-shirts with the “P.S 64, Bronx, N.Y.” embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it.  We currently have ten different items for sale on our web site.  Since our inception on March 12, 2001, we have generated $246 in revenue from sales of our products and incurred expenses in the amount of $157,601.

Since our inception, we have devoted our activities to the following:

1.

Formation of the Company and obtaining start-up capital,

2.

Developing our products and graphic designs,

3.

Establishing and reworking our web site,

4.

Seeking protection for our intellectual property and

5.

Organizing our production and fulfillment capabilities.

We have established our web site, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities.  Our website, www.originallynewyork.com, was anticipated to serve as the core of our revenue generating operations.  All of our revenues, though modest, to date have been generated from sales through this Internet site.  We continuously evaluate possibilities to develop, refine or rework our web site to attempt to generate increased traffic and resultant sales.  The development, refinement and working of our web site is being contracted to third party web designers, who also provide marketing assistance and web hosting services.  We expect to incur fees for the continuous refinement of our web site, which fees are determined solely by our web designers.

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

As of September 30, 2004, we had $13,176 of cash on hand and $1,733 in inventory.  Our current assets are sufficient to meet our current liabilities of $10,412.  Management has had difficulty executing its business plan in such a fashion so as to attain sufficient growth in revenue.  Thus far we have generated minimal revenues.  Success in our niche is likely to be dependent upon our ability to obtain financing and upon future profitable operations from either (1) the continued development of our present business or (2) the development of additional business opportunities.  There are no assurances however, that the company will be successful, nor are there any assurances that we are likely to secure additional financing.  Without this, it may be difficult for us to continue as a going concern.

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
Leonard H. Luner, CEO and CFO