Form 10KSB
period 2004-12-31
ORIGINALLY NEW YORK INC
filed 2005-04-08
CIK 1192907

                                                UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C. 20549

                                                    Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to _________________

Commission File Number 000-50013

ORIGINALLY NEW YORK, INC.
(Name of small business issuer in its charter)

Nevada	91-2107890
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

2505 Anthem Village Dr., Suite E-404, Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (702) 407-8222

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Act:

COMMON
(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer's revenue for its most recent fiscal year was $85.

The Company's common stock is listed on the Over-the-Counter Bulletin Board under the stock ticker symbol "OGNY."  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2005 was $214,937 based upon the average fifty-two week price per share.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2004 was 7,112,018.

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

We are a start-up company with a limited operating history.  From our inception to December 31, 2004, we generated $331 in revenues and have accumulated losses in the amount of $163,950.  We cannot guarantee you that we will be able to increase sales of our products and to attain profitability.  Our profitability could be affected by risks such as market acceptance and penetration of our products and our ability to cost-effectively market and distribute our products.

Business of Issuer

Principal Products and Principal Markets

We market a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation.  Since our inception, we have generated $311 in revenue from sales of our products.  For example, we sell pre-shrunk cotton t-shirts with the "P.S 64, Bronx, N.Y." embroidered logo, wrist watches with our company name on the faceplate and hats with our abbreviated company name embroidered on it.  We currently have ten different items for sale on our web sites.  The suppliers of our merchandise are as follows:

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

We are a development stage entity with limited operations.  For the period from our date of incorporation on March 12, 2001 to December 31, 2004, we have incurred a total loss of $163,950 on revenues of $311.  We will not be profitable until we establish a broader customer base for our products and derive substantial revenues from our sales.  We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows or obtain adequate funding through external offerings of our equity or debt.  There are no assurances that we will be able to generate sales or that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available, the value of our Company's common shares will be negatively affected and could result in the loss of your entire investment.

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

o

Undetected errors or bugs

o

Inability of our server to handle peak loads

o

Systems failures by our Internet service provider

o

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

There is a limited public market for our stock.

There is a limited public market for our common stock.  Our common stock is currently quoted on the OTCBB®. However, even with the listing of our common stock on the OTCBB®, we cannot assure you that a meaningful trading market will develop.  We make no representation about the value of our common stock.

The trading price of our common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant web site customers, changes in earning estimates by analysts, announcements of technological innovations or new products by us or our competitors, general conditions in the apparel industry, and other events or factors, many of which are beyond our control.  In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours, which have been unrelated to the operating performance of these companies.  These market fluctuations may have a material adverse effect on the market price of our common stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not hold a shareholders meeting in 2003 or 2004, thus there was no vote of securities holders in 2003 or 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "ONYI."  As of the date of this report, trading volume in our stock has not yet developed.

The table below sets forth for the periods indicated (1) the high and low bid prices for the Company's common stock for the periods it traded on the OTCBB®.  The source of the information for the high and low bid prices was gathered from www.otcbb.com.

Price Range of Common Stock
	High	Low
Fiscal year ended December 31, 2004
First quarter (2004) (Initial Listing February 23, 2004)	$-	$-
Second quarter (2004)	$-	$-
Third quarter (2004)	$-	$-
Fourth quarter (2004)	$-	$-
First quarter (2005)	$0.11	$0.10

At December 31, 2004 there were approximately 62 holders of record of the Company's common stock. This number does not include the number of persons whose stock is in nominee or in "street name" accounts through brokers.

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

Shares Available Under Rule 144

There are currently 5,789,286 shares of common stock that are considered restricted securities under Rule 144 of the Securities Act of 1933.  Of that amount, 5,000,000 shares, or 70.3%, are beneficially held by Shawn Wright, who is not an officer or director of the Company. Mr. Wright purchased these shares of common stock on April 27, 2004, from Leonard H. Luner, an officer and director of our company.  At the present time, the resale or transfer of the restricted shares of Common Stock held by Mr. Wright are restricted pursuant to Rule 144(k).

An additional aggregate of 75,000 shares of our common stock are held equitably by Stuart Luner, Paul Walker and Stuart Weiser, all of whom are officers and directors of our company.  At the present time, these shares are restricted from resale in accordance with Rule 144(d)(1) until June 1, 2003, at which time such shares will be transferable under Rule 144(e)(1), with notification compliant with Rule 144(h). Additionally, the remaining 714,286 shares of our restricted common stock are subject to the provisions of Rule 144(e)(1), and as such, are transferable with notification provided under Rule 144(h).

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides the following information as of December 31, 2004, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

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

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	-	-

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

Plan of Operation

We were incorporated on March 12, 2001, and have not yet begun significant principal operations.  We have generated $311 in revenues and incurred a net loss of $163,950 since our inception.  Our efforts to date have focused primarily on the development and implementation of our web site at www.originallyny.com.  This web site was to serve as the core of our revenue generating operations.  All of our revenues to date have been generated from sales through this Internet site.

We have endeavored to evaluate the possibilities to develop, refine or rework our web site to attempt to generate increased traffic and resultant sales.  We have no intention of hiring employees to perform this work for the company at this time but may have to rely on third party service providers.  Our current web host, CAT Interactive, performs the following services to us on a monthly basis, including, but not limited to:

1.

Media placement with the major portals such as Yahoo and Excite;

2.

Modifying, improving, updating and maintaining the our existing web site; and

3.

Reporting performance statistics of our web site.

Our management believes that our total expenditures of $163,950 represent all of our expenditures to develop the necessary operating infrastructure to conduct our ongoing operations.  We have established our web site with e-commerce capabilities, developed various designs and logos for use on our merchandise and obtained working capital through sales of our equity securities.  We do not believe that any further capital expenditures are necessarily prudent.  We intend to focus our ongoing efforts on marketing and increasing sales of our products.

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

We are exploring the possibility of seeking additional captal over the next 12 months but we are not confident that we might be successful.

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

We believe that our cash on hand as of December 31, 2004 of $11,461 is not sufficient to continue operations for the next at least 12 months without significant increases in revenues or additional capital infusions.  Additionally, if our costs of operations increase unexpectedly, we may also need to raise additional capital by issuing equity or debt securities in exchange for cash.  If we are unable to obtain capital through issuances of equity or debt, Leonard Luner, President of our company, may loan us cash, which shall bear no interest and be due upon demand, to finance web site-related expenditures, such as hosting and maintenance, and production of potential new products, which we have none at this time.  We have no formal written agreement with Mr. Luner for such loans, and we cannot guarantee you that we will be able to enforce this agreement.  Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.  Our principal accountants have expressed substantial doubt about our ability to continue as a going concern because we have limited operations and have not commenced planned principal operations. We will, however, consider alternative strategies potentially capable of creating shareholder value.

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

ITEM 7.  FINANCIAL STATEMENTS

The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

Originally New York, Inc.

(A Development Stage Company)

Balance Sheets

as of

December 31, 2004 and 2003

and

Statements of Operations,

Stockholders' Equity, and

Cash Flows

for the years ended

December 31, 2004 and 2003

and

for the period

March 12, 2001 (Date of Inception)

through

December 31, 2004

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Originally New York, Inc. (the "Company") (A Development Stage Company), as of December 31, 2004 and 2003, and the related statement of operations, stockholders' equity, and cash flows for the years then ended, and for the period from March 12, 2001 (Date of Inception) to December 31, 2004.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originally New York, Inc. (A Development Stage Company) as of December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended, and for the period March 12, 2001 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

April 5, 2005

 Originally New York, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2004	2002

Assets

Current assets:
Cash	$11,461	$25,434
Inventory	-	1,714
Prepaid expense	-	2,544
Total current assets	11,461	29,692

Fixed assets, net	-	2,198

Web site development, net	-	2,365

Intangible assets	-	650

	$11,461	$34,905

Liabilities and Stockholders' Equity

Current liabilities:
Due to shareholder	$72	$72
Accrued executive compensation - related party	4,833	5,400
Accrued payroll taxes	1,165	-
Total current liabilities	6,070	5,472

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,112,018 and 7,112,018 shares issued and
outstanding as of 12/31/04 and 12/31/03, respectively	7,112	7,112
Additional paid in capital	162,229	145,729
(Deficit) accumulated during development stage	(163,950)	(123,408)
	5,391	29,433

	$11,461	$34,905

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(A Development Stage Company)

Statements of Operations

			March 12, 2001
	For the years ended		(Inception to)
	December 31,		December 31,
	2004	2003	2004

Revenue	$85	$150	$331
Cost of sales	40	150	213

Gross Profit	45	-	118

Expenses:
General & administrative expenses	15,706	19,656	89,224
Commission expense	-	-	9,294
Consulting expense - related party	15,000	12,000	44,250
Executive compensation - related party	7,200	7,200	15,600
Payroll taxes - related party	1,165	-	1,165
Depreciation & amortization	1,516	1,379	4,535
Total expenses	40,587	40,235	164,068

Net (loss)	$(40,542)	$(40,235)	$(163,950)

Weighted average number of
common shares outstanding - basic & fully diluted	7,112,018	7,112,018

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(A Development Stage Company)

Statement of Stockholders' Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

March 2001
Founder shares	5,000,000	$5,000	$-	$-	$5,000

March 2001
Private placement
issued for cash	714,286	714	49,286	-	50,000

Net (loss)
March 12, 2001
(inception) to
December 31, 2001				(32,798)	(32,798)

Balance, December 31,
2001	5,714,286	5,714	49,286	(32,798)	22,202

June 2002
Issued for services	75,000	75	5,175	-	5,250

June 2002
Issued for cash	1,322,732	1,323	91,268	-	92,591

Net (loss)
For the year ended
December 31, 2002				(50,375)	(50,375)

Balance, December 31,
2002	7,112,018	7,112	145,729	(83,173)	69,668

Net (loss)
For the year ended
December 31, 2003				(40,235)	(40,235)

Balance, December 31, 2003	7,112,018	$7,112	$145,729	$(123,408)	$29,433

May 2004 Donated capital			15,000		15,000

August 2004 Donated capital			750		750

November 2004 Donated capital			750		750

Net (loss)
For the year ended
December 31, 2004				(40,542)	(40,542)

Balance, December 31, 2004	7,112,018	$7,112	$162,229	$(163,950)	$5.391

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

Statements of Cash Flows

(A Development Stage Company)

			March 12, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$(40,542)	$(40,235)	$(163,950)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation & amortization	1,516	1,379	4,535
Non-cash exchange of assets for executive compensation	3,697	-	3,697
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,714	(691)	-
(Increase) decrease in prepaid expense	2,544	(2,544)	-
Increase (decrease) in accrued executive compensation	(567)	5,400	4,833
Increase in accrued payroll taxes	1,165	-	1,165
Net cash (used) by operating activities	(30,473)	(36,691)	(144,470)
Cash flows from investing activities
Fixed assets	-	(1,287)	(3,282)
Web site development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	(1,287)	(8,232)
Cash flows from financing activities
Additional paid-in capital	16,500	-	16,500
Issuances of common stock	-	-	147,591
Increase in due to shareholder	-	-	72
Net cash provided by financing activities	16,500	-	164,163

Net increase (decrease) in cash	(13,973)	(37,578)	11,461
Cash - beginning	25,434	63,412	-
Cash - ending	$11,461	$25,434	$11,461

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash transactions:
Shares issued for services provided	$-	$-	$5,250
Number of shares issued for services	-	-	75,000

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

Note 2 - Accounting policies and procedures

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of December 31, 2004 and 2003.

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

Impairment of long-lived assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2004 and 2003.

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

Originally New York, Inc.

(A Development Stage Company)

Notes

Cost of Sales

Cost of sales consists of the purchase price of products sold, inbound and outbound shipping charges, packaging supplies and costs associated with service revenues and marketplace business.  The purchase price of the products, outbound shipping charges and the cost of tangible supplies used to package products for shipment to customers totaled $40 and $150 during the years ended December 31, 2004 and 2003, respectively.

Advertising costs

The Company expenses all costs of advertising as incurred.  There were advertising costs in the amount of $0 and $195 included in selling, general and administrative expenses in 2004 and 2003, respectively.

Loss per share

Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period.  The basic weighted average number of common shares outstanding was 7,112,018 and 7,112,018 for the years ended December 31, 2004 and 2003, respectively.  The fully diluted weighted average number of common shares outstanding was 7,244,291 and 7,244,291 for the years ended December 31, 2004 and 2003, respectively.  The computation for earnings per common share, assuming dilution, for the years ended December 31, 2004 and 2003, was antidilutive, and therefore is not included.  Outstanding warrants as of December 31, 2004 totaled 132,273.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, due to shareholder, accrued executive compensation and accrued payroll taxes.  Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has accumulated net losses from operations totaling $163,950 from March 12, 2001 (Inception) through December 31, 2004, and during the years ended December 31, 2004 and 2003, has had very limited revenues from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has generated limited revenue from its planned principal operations.  In order to obtain the necessary capital, the Company has raised funds via private placement and debt offerings.  If the securities and debt offerings do not provide sufficient capital, some of the shareholders of the Company have agreed to provide sufficient funds as a loan over the next twelve-month period.  However, the Company is dependent upon its ability to secure equity and/or debt financing, and there are no assurances that the Company will be successful.  Without sufficient financing it would be unlikely for the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Fixed assets

During the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $656 and $519, respectively.  On December 31, 2004, the Company exchanged all of its fixed assets to the president of the Company in exchange for executive compensation.  The net value of the fixed assets was $1,542 which reduced the accrued executive compensation by the same amount.

Originally New York, Inc.

(A Development Stage Company)

Notes

Note 5 - Web development costs

During the years ended December 31, 2004 and 2003, the Company has recorded amortization expense in the amount of $860 and $860, respectively.  On December 31, 2004, the Company exchanged its website to the president of the Company in exchange for executive compensation.  The net value of the development of the website was $1,505 which reduced the accrued executive compensation by the same amount.

Note 6 - Intangible assets

During the years ended December 31, 2004 and 2003, the Company had no amortization expense.  The Company will begin amortization upon completion of the process of applying for multiple trademarks.  On December 31, 2004, the Company exchanged its pending trademarks and patents to the president of the Company in exchange for executive compensation.  The value of the intangible assets were $650 which reduced the accrued executive compensation by the same amount.

Note 7 - Income taxes

For the years ended December 31, 2004 and 2003, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $163,950 of federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2021.

The components of the Company's deferred tax asset are as follows:

	As of December 31
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	40,542	40,235
Total deferred tax assets	40,542	40,235

Net deferred tax assets before valuation allowance	40,542	40,235
Less: Valuation allowance	(40,542)	(40,235)
Net deferred tax assets	$ -0-	$ -0-

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2004 and 2003.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	Years Ended December 31
	2004	2003
Federal and state statutory rate	$(13,784)	$(13,680)
Change in valuation allowance on deferred tax assets	13,784	13,680
	$ -0-	$ -0-

Originally New York, Inc.

(A Development Stage Company)

Notes

Note 8 - Stockholders' equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 20,000,000 shares of its $0.001 par value common stock.

Each stockholder of its $0.001 par value common stock has the following rights and privileges:

o

Equal rights to dividends from funds legally available, ratably, when as and if declared by our board of directors (BOD)

o

Entitled to share, ratably, in all of our assets available for distribution upon liquidation, dissolution, or winding up of our business affairs

o

Entitled to vote one per share of common stock on all matters that stockholders may vote and at all meetings of shareholders

o

The shares owned by the stockholder are fully paid and non-assessable

o

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

On May 12, 2004, the Company received $15,000 from the president of the Company.  This amount is considered donated capital.

On August 18, 2004, a shareholder of the Company paid for expenses on behalf of the Company totaling $750.  This amount is not expected to be repaid and is considered additional paid in capital.

On November 19, 2004, a shareholder of the Company paid for expenses on behalf of the Company totaling $750.  This amount is not expected to be repaid and is considered additional paid in capital.

As of December 31, 2004, there have been no other issuances of preferred and/or common stock.

Note 9 - Related party transactions

A shareholder, officer and director of the Company paid for various expenses of the Company.  The amount due to the shareholder is a loan that bears zero interest and is due on demand.  During the year ended December 31, 2002, the Company paid the individual a total of $1,333 to pay off a portion of the balance due.  As of December 31, 2004 and 2003, the balance owed is $72.

On July 1, 2002, the Company hired a shareholder on a month-to-month basis to perform various consulting services at a monthly rate of $2,000.  This relationship was terminated as of December 31, 2003.  During the years ended December 31, 2004 and 2003, the Company paid this shareholder a total of $0 and $12,000, respectively.

Originally New York, Inc.

(A Development Stage Company)

Notes

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the years ended December 31, 2004 and 2003, the Company had executive compensation of $7,200 and $7,200, respectively.  As of December 31, 2004 and 2003, the balances of accrued executive compensation were $4,838 and $5,400, respectively.

On December 31, 2004, the Company transferred various assets to its president in exchange for the reduction of accrued executive compensation in the amount of $6,307.  The assets consisted of the following:

Fixed assets, net	$1,542
Website development, net	$1,505
Intangible assets	$ 650
Prepaid expenses	$1,286
Inventory	$1,324
Total Assets, net	$6,307

During the year the president received $1,460 in cash which was also considered a reduction of accrued executive compensation.  The total amount of compensation paid to the Company's president was $7,767.

During the years ended December 31, 2004 and 2003, the Company paid a total of $15,000 and $0, respectively, to three of the Company's directors for services rendered.

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

Note 10 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock and substantially all warrants will expire on or before June 30, 2005.  During the years ended December 31, 2004 and 2003, no warrants have been exercised.  The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None--Not Applicable

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION	PERIOD SERVING	TERM
Leonard H. Luner	64	President, CEO and Director	March 2005-2006	1 year(1)
Stuart S. Luner	59	Treasurer and Director	March 2005-2006	1 year(1)
Paul S. Walker	56	Director	March 2005-2006	1 year(1)
Stuart Weiser	59	Director	March 2005-2006	1 year(1)

Footnotes:

(1)

Directors hold office until the next annual stockholders' meeting to be held in 2006 or until a successor or successors are elected and appointed.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.  Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2004 all beneficial owners did comply with Section 16(a) filing requirements applicable to them.

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

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
	----------------------------				-----------------------------------------------------
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (1)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)

Leonard H. Luner	2004	0	0	7,767	0	0	0	0
President	2003	0	0	1,800	0	0	0	0
	2002	0	0	1,200	0	0	0	0

Stuart S. Luner	2004	0	0	0	0	0	0	0
Treasurer	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Footnotes:

(1) On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the years ended December 31, 2004 and 2003, the Company had executive compensation of $7,200 and $7,200, respectively.  As of December 31, 2004 and 2003, the balances of accrued executive compensation were $4,838 and $5,400, respectively. On December 31, 2004, the Company transferred various assets to its president in exchange for the reduction of accrued executive compensation in the amount of $6,307. During the year the president received $1,460 in cash which was also considered a reduction of accrued executive compensation.  The total amount of compensation paid to the Company's president was $7,767.

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

During the year ended December 31, 2004, the Company paid a total of $15,000 to three of the Company's directors for services rendered.

Employment Contracts and Officers' Compensation

Since our incorporation, we have not paid minimal compensation to our officers.  We do not have employment agreements with any of our officers, directors of employees.  Any future compensation to be paid to these individuals will be determined by our Board of Directors, and employment agreements will be executed.  We do not currently have plans to pay any compensation to our officers or directors until such time as we are cash flow positive.

Stock Option Plan And Other Long-term Incentive Plan

We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth as of December 31, 2004 certain information regarding the beneficial ownership of our common stock by:

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common Stock	Shawn Wright(1)	5,000,000	70.3%
Common Stock	Leonard H. Luner, President and Director(2)	0	0.0%
Common Stock	Stuart S. Luner, Treasurer and Director(2)	25,000	0.4%
Common Stock	Paul S. Walker, Director(2)	25,000	0.4%
Common Stock	Stuart Weiser, Director(2)	25,000	0.4%

	Officers and Directors as a Group	75,000	1.2%

Common Stock	B.M.M., LLC (3)	714,286	10.0%
Common Stock	Denford Investments, LLC (4)	571,429	8.0%

Footnotes:

(1)

The address for Shawn Wright is 1240 East 100 South, Suite 103, St. George, Utah 84790. Mr. Wright purchased these shares of common stock on April 27, 2004, from Leonard H. Luner, an officer and director of our company.  Such transaction was reporting on Form 8-K on  May 13, 2004.

(2)

The address of officers and directors in the table is c/o Originally New York, Inc., 500 North Rainbow Blvd, Suite 300, Las Vegas, NV 89107.

(3)

B.M.M., LLC is controlled and operated by Steve Bonenberger.  The address of B.M.M. is 5300 W. Sahara Ave., Suite 101, Las Vegas, Nevada 89146.

(4)

Denford Investments, LLC is controlled and operated by Hal Crawford.  The address of Denford is 1802 North Carson Street, Las Vegas, Nevada 89701.

Change in Control

Shawn Wright purchased 5,000,000 shares of common stock on April 27, 2004, from Leonard H. Luner, an officer and director of our company. This transaction, which was reported on Form 8-K on May 13, 2004, changed control of the ONY.  No current arrangements exist that may result in an additional change of control of ONY.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our President and Director, Leonard H. Luner, continues to pay for various expenses of on our behalf.  Amounts that are due as a result are structured as a loan that bears zero interest and is due on demand.  As of December 31, 2004, we owed Mr. Luner $72.

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

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the years ended December 31, 2004 and 2003, the Company had executive compensation of $7,200 and $7,200, respectively.  As of December 31, 2004 and 2003, the balances of accrued executive compensation were $4,838 and $5,400, respectively.

On December 31, 2004, the Company transferred various assets to its president in exchange for the reduction of accrued executive compensation in the amount of $6,307. During the year the president received $1,460 in cash which was also considered a reduction of accrued executive compensation.  The total amount of compensation paid to the Company's president was $7,767.

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

Originally New York, Inc.

Signature	Title	Date

/s/ Leonard H. Luner	Chief Executive Officer	April 7, 2005
Leonard H. Luner

/s/ Stuart S. Luner	Chief Financial Officer	April 7, 2005
Stuart S. Luner