Form 10QSB
period 2005-03-31
ORIGINALLY NEW YORK INC
filed 2005-06-03
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2005
Or
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,112,018

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Annual Report on Form 10-KSB previously filed with the Commission on April 8, 2005, and subsequent amendments made thereto.

Originally New York, Inc.
(a Development Stage Company)
Balance Sheet
(unaudited)

March 31,
2005
Assets

Current assets:
Cash	$11,187
Total current assets	11,187

$11,187

Liabilities and Stockholders' Equity

Current liabilities:
Due to shareholder	$72
Accrued executive compensation - related party	6,633
Accrued payroll taxes	1,165
Total current liabilities	7,870

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,112,018 shares issued and outstanding	7,112
Additional paid-in capital	164,729
(Deficit) accumulated during development stage	(168,524)
3,317

$11,187

Originally New York, Inc.
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended		March 12, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005

Revenue	$-	$-	$331
Cost of sales	-	-	213

Gross profit	-	-	118

Expenses:
General and administrative expenses	2,774	5,654	91,998
Commission expense	-	-	9,294
Consulting expense - related party	-	-	44,250
Executive compensation	1,800	1,800	17,400
Payroll taxes - related party	-	-	1,165
Depreciation and amortization	-	379	4,535
Total expenses	4,574	7,833	168,642

Net (loss)	$(4,574)	$(7,833)	$(168,524)

Weighted average number of
common shares outstanding - basic and fully diluted	7,112,018	7,112,018

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

Originally New York, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three months ended		March 12, 2001
	March 31,		(Inception) to
	2005	2004	March 31, 2005
Cash flows from operating activities
Net (loss)	$(4,574)	$(7,833)	$(168,524)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation and amortization	-	379	4,535
Non-cash exchange of assets for executive compensation			3,697
Changes in operating assets and liabilities:
Decrease in inventory	-	225	-
Increase in accrued executive compensation	1,800	1,800	6,633
Increase in accrued payroll taxes	-	396	1,165
Net cash (used) by operating activities	(2,774)	(5,033)	(147,244)

Cash flows from investing activities
Purchase of fixed assets	-	-	(3,282)
Website development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	-	(8,232)

Cash flows from financing activities
Additional paid-in capital	2,500	-	19,000
Issuances of common stock	-	-	147,591
Increase in due to shareholder	-	-	72
Net cash provided by financing activities	2,500	-	166,663

Net increase (decrease) in cash	(274)	(5,033)	11,187
Cash - beginning	11,461	25,434	-
Cash - ending	$11,187	$20,401	$11,187

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.  It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB.  The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($168,524) for the period from March 1, 2001 (inception) to March 31, 2005, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise additional capital via an equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock..  On April 7, 2005, the Company agreed to extend the exercise period of the warrants from June 30, 2005 to June 30, 2006, and also agreed to the assignment of the warrants by the initial holder.  During the three months ended March 31, 2005 and 2004, no warrants have been exercised.  The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 4 - Related party transactions

As of March 31, 2004, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72.  The total amount due to the individual is a loan that bears zero interest and is due on demand.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the three months ended March 31, 2005 and 2004, the Company had executive compensation of $1,800 and $1,800, respectively.  As of March 31, 2005 and 2004, the balances of accrued executive compensation were $6,633 and $7,200, respectively.

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

Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Originally New York, Inc.'s business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available.  We can give no assurance that the expectations indicated by such forward-looking statements will be realized.  If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

Plan of Operation

We were incorporated in the State of Nevada on March 12, 2001, for the purpose of marketing a proprietary line of sports and athletic garments bearing our logo or a unique City of New York Public School designation.   Since our inception, we devoted our activities to the following:

•    Formation of the Company and obtaining start-up capital,

•    Developing our products and graphic designs,

•    Establishing and reworking our web site,

•    Seeking protection for our intellectual property and

•    Organizing our production and fulfillment capabilities.

Since our inception we have generated $331 in revenue from sales of our products and incurred expenses in the amount of $168,642.

On December 31, 2004, the Company exchanged all of its fixed assets, its website and its pending trademarks and patents to the president of the Company as partial payment of accrued and unpaid executive compensation.

As of March 31, 2005, we had $11,187 of cash on hand.  Our current assets are sufficient to meet our current liabilities of $7,870.  Management has had difficulty executing its business plan in such a fashion so as to attain sufficient growth in revenue.  Thus far we have generated minimal revenues.  Success in our niche is likely to be dependent upon our ability to obtain financing and upon future profitable operations from either (1) the continued development of our present business or (2) the development of additional business opportunities.  There are no assurances however, that the company will be successful, nor are there any assurances that we are likely to secure additional financing.  Without this, it may be difficult for us to continue as a going concern.

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

June 3, 2005

ORIGINALLY NEW YORK, INC.

By:/s/ Leonard H. Luner

Leonard H. Luner, Chief Executive Officer

and Chief Financial Officer