Form 10QSB
period 2005-06-30
ORIGINALLY NEW YORK INC
filed 2005-08-09
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005
Or
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,224,036

ORIGINALLY NEW YORK, INC.

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

Originally New York, Inc.
(a Development Stage Company)
Balance Sheet
(unaudited)

June 30,
2005
Assets

Current assets:
Cash	$11,004
Total current assets	11,004

$11,004

Liabilities and Stockholders' Equity

Current liabilities:
Due to shareholder	$72
Accrued executive compensation - related party	8,433
Accrued payroll taxes	1,439
Total current liabilities	9,944

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-
Common stock, $0.001 par value, 40,000,000 shares
authorized, 14,224,036 shares issued and outstanding	14,224
Additional paid-in capital	159,660
(Deficit) accumulated during development stage	(172,824)
1,060

$11,004

Originally New York, Inc.
(a Development Stage Company)
Statements of Operations
(unaudited)

	Three months ended		Six months ended		March 12, 2001
	June 30,		June 30,		(Inception) to June 30,
	2005	2004	2005	2004	2005

Revenue	$-	-	$-	$-	$331
Cost of sales	-	-	-	-	213

Gross profit	-	-	-	-	118

Expenses:
General and administrative expenses	2,500	4,261	5,274	9,915	94,498
Commission expense	-	-	-	-	9,294
Consulting expense - related party	-	15,000	-	15,000	44,250
Executive compensation	1,800	1,800	3,600	3,600	19,200
Payroll taxes - related party	-	-	-	-	1,165
Depreciation and amortization	-	379	-	758	4,535
Total expenses	4,300	21,440	8,874	29,273	172,942

Net (loss)	$(4,300)	$(21,440)	$(8,874)	$(29,273)	$(172,824)

Weighted average number of
common shares outstanding - basic and fully diluted	14,224,036	7,112,018	7,112,018	7,112,018

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Originally New York, Inc.
(a Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three months ended		March 12, 2001
	June 30,		(Inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(4,300)	$(4,574)	$(172,824)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	-	-	5,250
Depreciation and amortization	-	-	4,535
Non-cash exchange of assets for executive compensation			3,697
Changes in operating assets and liabilities:
Decrease in inventory	-	-	-
Increase in accrued executive compensation	1,800	1,800	8,433
Increase in accrued payroll taxes	274	-	1,439
Net cash (used) by operating activities	(2,226)	(2,774)	(149,470)

Cash flows from investing activities
Purchase of fixed assets	-	-	(3,282)
Website development	-	-	(4,300)
Intangible assets	-	-	(650)
Net cash (used) by investing activities	-	-	(8,232)

Cash flows from financing activities
Additional paid-in capital	2,043	2,500	21,043
Issuances of common stock	-	-	147,591
Increase in due to shareholder	-	-	72
Net cash provided by financing activities	2,043	2,500	168,706

Net increase (decrease) in cash	(183)	(274)	11,004
Cash - beginning	11,187	11,461	-
Cash - ending	$11,004	$11,187	$11,004

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net loss of ($172,824) for the period from March 1, 2001 (inception) to June 30, 2005, and had no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.  Management plans to raise additional capital via an equity offering and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months.  However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis.  The warrant exercise price is $0.077 per share of common stock.  On April 7, 2005, the Company agreed to extend the exercise period of the warrants from June 30, 2005 to June 30, 2006, and also agreed to the assignment of the warrants by the initial holder.  During the six months ended June 30, 2005 and 2004, no warrants have been exercised.  The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 4 - Related party transactions

As of March 31, 2004, a shareholder, officer and director of the Company paid for various expenses of the Company and he is currently owed $72.  The total amount due to the individual is a loan that bears zero interest and is due on demand.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600.  During the six months ended June 30, 2005 and 2004, the Company had executive compensation of $3,600 and $3,600, respectively.  As of June 30, 2005 and 2004, the balances of accrued executive compensation were $6,633 and $7,200, respectively.

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

Note 5 - Stock Split

Effective as of May 25, 2005, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 and to effect a two-for-one forward split of the Company's shares of common stock outstanding on such date.

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

o

Formation of the Company and obtaining start-up capital,

o

Developing our products and graphic designs,

o

Establishing and reworking our web site,

o

Seeking protection for our intellectual property and

o

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

As of June 30, 2005, we had $11,004 of cash on hand.  Our current assets are sufficient to meet our current liabilities of $9,944.  Management has had difficulty executing its business plan in such a fashion so as to attain sufficient growth in revenue.  Thus far we have generated minimal revenues.  Success in our niche is likely to be dependent upon our ability to obtain financing and upon future profitable operations from either (1) the continued development of our present business or (2) the development of additional business opportunities.  There are no assurances however, that the company will be successful, nor are there any assurances that we are likely to secure additional financing.  Without this, it may be difficult for us to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 5. Other Information

Effective May 25, 2005, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 and to effect a two-for-one forward split of the Company's shares of common stock outstanding on such date.

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2005

ORIGINALLY NEW YORK, INC.

By:/s/ Leonard H. Luner

Leonard H. Luner, Chief Executive Officer

and Chief Financial Officer