Form 10KSB
period 2005-12-31
ORIGINALLY NEW YORK INC
filed 2006-04-17
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number: 000-50013

Originally New York, Inc.
(Exact name of small business issuer in its charter)

	Nevada	91-2107890
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

	2505 Anthem Village Drive, Suite E-404 Henderson, NV	89052
	(Address of principal executive offices)	(Zip Code)

(702) 407-8222
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The issuer had no revenues for the fiscal year ended December 31, 2005.

The aggregate market value of the issuer’s common stock held by non-affiliates of the issuer as of December 31, 2005 was $0 computed by reference to the net worth of the issuer as of December 31, 2005. There was no active trading market for the issuer’s common stock and no shares of common stock were sold by the issuer during the fiscal year ended December 31, 2005.

The number of shares outstanding of the issuer’s common stock as of December 31, 2005 was 14,224,036.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):	YES ☐	NO ☒

ORIGINALLY NEW YORK, INC.

ITEM 1. BUSINESS

Originally New York was incorporated in the State of Nevada on March 12, 2001. On May 25, 2005, we amended our Articles of Incorporation to effect a 2 for 1 forward split of our outstanding common stock and increase the number of shares of common stock we are authorized to issue to 40,000,000.

Our initial business consisted of marketing a proprietary line of sports and athletic garments bearing our logos. We established a website to serve as the principal method of marketing, selling and distributing our proprietary products. We applied to the U.S. Patent and Trademark office for trademark protection for two of our logos, both of which applications were denied and subsequently abandoned by the Patent and Trademark office. From inception, we generated $331 in revenue from the sale of our products on our website. As of December 31, 2004, we transferred all proprietary assets and rights pertaining to our business to our President, Leonard Luner, in exchange for the reduction of his accrued executive compensation in the amount of $6,307. During 2005, the Company decided to abandon any effort to operate its originally intended business.

We are seeking out various merger, acquisition or other business opportunities. This task is complicated because we do not have any significant remaining tangible assets, nor is there any present known source of additional capital or funding for us to continue our operations. Unless we are successful in seeking out some new business opportunity, it is not anticipated that we will have any material assets or properties.

We have no current employees. Our President, Leonard Luner, is working on a part time, as needed basis, and intends to devote only as much time as he deems necessary to our affairs.

We are using the offices of our President, Leonard Luner, as our office. Pursuant to an oral agreement, we will use these offices at no cost only until the completion of a business combination or the commencement of operations.

ITEM 2. DESCRIPTION OF PROPERTY

Originally New York has no properties, tangible or intangible.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation or proceeding pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Originally New York did not hold a stockholders meeting in 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is approved for trading in the over-the-counter market on the OTC Bulletin Board under the symbol ONYI.OB. There is currently no active trading market for the stock.

At December 31, 2005, there were approximately 41 holders of the Company’s common stock. This number does not include the number of persons whose stock is in nominee or in “street name” accounts through brokers.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including “could”, “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or “opportunity”, the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks described below and in other parts of this report. These factors may cause our actual results to differ materially from any forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to changes in our expectations.

Plan of Operation

We were incorporated in Nevada on March 12, 2001. Our initial business consisted of marketing a proprietary line of sports and athletic garments bearing our logos. We established a website to serve as the principal method of marketing, selling and distributing our proprietary products. We applied to the U.S. Patent and Trademark office for trademark protection for two of our logos, both of which applications were denied and subsequently abandoned by the Patent and Trademark office. From inception, we generated $331 in revenue from the sale of our products on our website. As of December 31, 2004, we transferred all proprietary assets and rights pertaining to our business to our president, Leonard Luner, in exchange for the reduction of his accrued executive compensation in the amount of $6,307. Originally New York has no properties and had an accumulated deficit of $185,472 as of December 31, 2005. During 2005, the Company decided to abandon any effort to operate its originally intended business.

We are seeking to acquire a target business which we believe has significant growth potential. We have not selected any particular industry or target business on which to concentrate our efforts. Most likely, the target business will be located in the United States, but we reserve the right to select a target business located in a foreign jurisdiction.

We may select a target business which has recently commenced operations, is a developing company in need of additional funds for expansion, or is an established business which may be experiencing financial or operating difficulties and needs additional capital. Accordingly, any target business that is selected may be financially unstable or in its early stage of development or growth without any history of sales or earnings. In such event, we will be subject to significant risks inherent in the business and operations of financially unstable or development stage companies.

Our management anticipates that we will be able to complete only one business combination, due to our limited resources and the likelihood that the owners of the target business will obtain a controlling interest in us. Our inability to diversify our operations may subject us to economic fluctuations within a particular industry or business and increase the risks associated with the target business.

We anticipate that any business combination will present significant risks. This is because most, if not all, of the potential target businesses available to us will be financially unstable, or in their early development or growth without any established history of sales or earnings. There can be no assurance that we will be able to identify a suitable target business and complete a business combination or that any target business with which we combine will be successful.

Liquidity and Sources of Capital

As noted above, we engaged in limited business operations which did not generate any significant revenues. We do not have any capital and are searching for a suitable target business with which to combine. It is possible that we could seek subsequent private placement financing or other means to commence a new business activity, although there is no assurance that funds will be available, or that we would deem it feasible or appropriate to seek such alternative financing. Unless we are successful in locating a target business or obtain financing to commence a new business activity, we will be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Originally New York, Inc.

I have audited the balance sheets of Originally New York, Inc. (the “Company”) (A Development Stage Company) as of December 31, 2005 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and for the period from March 12, 2001 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originally New York, Inc. (A Development Stage Company) as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, and for the period from March 12, 2001 (Date of Inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited liquid resources, recurring losses, and is seeking to implement its business plan, which requires the Company to acquire or develop a business. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT

Los Angeles, California

April 11, 2006

Beckstead and Watts, LLP

Certified Public Accountants

2425 W Horizon Ridge Parkway

Henderson, NV 89052

702.257.1984 (tel)

702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Originally New York, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Originally New York, Inc. (A Development Stage Company) as of December 31, 2004, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

April 5, 2005

Originally New York, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2005	2004
Assets

Current assets:
Cash	$10,474	$11,461

Total current assets	10,474	11,461

	$10,474	$11,461
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable-shareholders	$12,424	$—
Due to President	72	72
Accrued executive compensation - President	12,033	4,833
Accrued payroll taxes	2,076	1,165
Total current liabilities	26,605	6,070

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares
authorized, 14,224,036 shares issued and
outstanding as of December 31, 2005 and 2004, respectively	14,224	14,224
Additional paid in capital	155,117	155,117
(Deficit) accumulated during development stage	(185,472)	(163,950)
	(16,131)	5,391

	$10,474	$11,461

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(A Development Stage Company)

Statements of Operations

				March 12, 2001
	For the years ended			(Inception to)
	December 31,			December 31,
	2005		2004	2005

Revenue	$		$85	$331
Cost of sales			40	213

Gross Profit			45	118

Expenses:
General & administrative expenses		13,411	15,706	102,636
Commission expense			—	9,294
Consulting expense - related party			15,000	44,250
Executive compensation –officer		7,200	7,200	15,600
Payroll taxes - officer		911	1,165	1,165
Depreciation & amortization			1,516	4,535
Total expenses			40,587	177,480

Net (loss)		$(21,522)	$(40,542)	$(177,362)

Weighted average number of
common shares outstanding - basic & fully diluted		14,224,036	14,224,036

Net (loss) per share - basic and fully diluted		$(0.002)	$(0.003)

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
March 2001
Founder shares	10,000,000	$10,000	$(5,000)	$	$5,000
March 2001
Private placement
issued for cash	1,428,572	1,429	48,571	—	50,000
Net (loss)
March 12, 2001
(inception) to
December 31, 2001				(32,798)	(32,798)
Balance, December 31, 2001	11,428,572	11,429	43,571	(32,798)	22,202
June 2002
Issued for services	150,000	150	5,100	—	5,250
June 2002
Issued for cash	2,645,464	2,645	89,946	—	92,591
Net (loss)
For the year ended
December 31, 2002				(50,375)	(50,375)
Balance, December 31,
2002	14,224,036	14,224	138,617	(83,173)	69,668
Net (loss)
For the year ended
December 31, 2003				(40,235)	(40,235)
Balance, December 31, 2003	14,224,036	14,224	138,617	(123,408)	29,433
May 2004 Donated capital			15,000		15,000
August 2004 Donated capital			750		750
November 2004 Donated capital			750		750
Net (loss)
For the year ended
December 31, 2004				(40,542)	(40,542)
Balance, December 31, 2004	14,224,036	14,224	155,117	(163,950)	5,391
Net (loss)
For the year ended December 31, 2005				(21,522)	(21,522)
Balance, December 31, 2005	14,224,036	$14,224	$155,117	$(185,472)	$(16,131)

The accompanying notes are an integral part of these financial statements.

Originally New York, Inc.

(A Development Stage Company)

Statements of Cash Flows

			March 12, 2001
	For the years ended		(Inception) to
	December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities
Net (loss)	$(13,412)	$(40,542)	$(163,950)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	—	—	5,250
Depreciation & amortization		1,516	4,535
Non-cash exchange of assets for executive compensation		3,697	3,697
Changes in operating assets and liabilities:
(Increase) decrease in inventory		1,714	—
(Increase) decrease in prepaid expense		2,544
Increase (decrease) in accounts payable	12,424		12,424
Increase (decrease) in accrued executive compensation		(567)	4,833
Increase in accrued payroll taxes		1,165	1,165
Net cash (used) by operating activities	(988)	(30,473)	(144,470)
Cash flows from investing activities
Fixed assets	—	—	(3,282)
Web site development	—	—	(4,300)
Intangible assets	—	—	(650)
Net cash (used) by investing activities			(8,232)
Cash flows from financing activities
Additional paid-in capital	—	16,500	16,500
Issuances of common stock	—	—	147,591
Increase in due to shareholder	—	—	72
Net cash provided by financing activities		16,500	164,163

Net increase (decrease) in cash	(988)	(13,973)	10,473
Cash - beginning	11,461	25,434	—
Cash - ending	$10,473	$11,461	$10,473
Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash transactions:
Shares issued for services provided	$—	$—	$5,250
Number of shares issued for services	—	—	75,000

The accompanying notes are an integral part of these financial statements.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1. Business and Organization

Outlook

The Company had no continuing business operations as of December 31, 2005. The Company's operations primarily consisted of the Company’s president seeking funding, maintaining the corporate entity, complying with the requirements of the Securities Exchange Commission (the “SEC”) and seeking merger and acquisition candidates or new business opportunities.

The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending December 31, 2005 and beyond. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire other business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

Cash and cash equivalents totaled $10,474 at December 31, 2005. The Company had no revenues in the twelve-month period ended December 31, 2005 and was forced to consume cash on hand to fund operations. The Company’s cash position is insufficient to meet its expenses. The Company will be required to raise additional capital to sustain basic operations through the remainder of 2006. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to raise additional capital for the entire period required.

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of our business. As reflected in the accompanying financial statements, the Company had a net loss of $ 21,522 for the twelve-month period ended December 31, 2005, negative cash flow from operating activities of $988 for the twelve-month period ended December 31, 2005, and a stockholders’ deficiency of $16,131 as of December 31, 2005. Also, as of December 31, 2005, the Company had limited liquid and capital resources. The foregoing factors raise substantial doubt about the Company’s ability to continue as a going concern. Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Organization

The Company was organized March 12, 2001 (Date of Inception) under the laws of the State of Nevada, as Originally New York, Inc. The Company has no operations and in accordance with Statement of Accounting Standards No. 7, the Company is considered a development stage company. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 40,000,000 shares of $0.001 par value common stock.

The Company intended to design and market proprietary logoed articles of clothing (i.e. hats, polo shirts, golf shirts, etc.) which its founder had originally contributed to the Company. As of December 31, 2004 the Company sold its proprietary logos and certain other assets to its founder and sole officer.

During 2005, the Company decided to abandon any effort to operate its originally intended business. Management of the Company has not reflected separate discontinued operations in the financial statements because they are not material.

Note 2. Summary of Significant Accounting Policies

a)	Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005 and 2004.

b)	Property and Equipment.

Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives.

c)	Impairment of Long-Lived Assets.

The Company periodically reviews its long-lived assets for potential impairment as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

d)	Earnings (Loss) Per Share.

The Company reports basic and diluted earnings (loss) per share (EPS) for common and common share equivalents. Basic EPS is computed by dividing reported earnings by the weighted average shares outstanding. Diluted EPS is computed by adding to the weighted average shares the dilutive effect if stock options and warrants were exercised into common stock. For the years ended December 31, 2005 and 2004, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the warrants and stock options on the Company’s net loss.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

e)	Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, uncollectible accounts receivable, asset depreciation and amortization, and taxes, among others.

f)	Stock Options and Warrants issued for Services.

As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company provides the pro forma net earnings, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No.123(R)”). SFAS No. 123(R) replaces SFAS No. 123 “Accounting for Stock-Based Compensation”, which supersedes Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, (“APB 25”), and amends FASB Statement No 95, “Statement of Cash Flows”. SFAS No. 123 (R) requires all share-based payments to employees, including grants to employee stock options, to be recognized in the financial statements based on their fair values. SFAS No. 123(R) is effective for the first annual reporting period beginning after June 15, 2005. The Company does not expect the impact of the adoption of SFAS 123(R) to have a material effect on the Company’s results of operations.

For stock issued to consultants and other non-employees for services, the Company records the expense based on the fair market value of the securities as of the date of the stock issuance.

g)	Non-Cash Transactions

The Company has established a policy relative to the methodology to determine the value assigned to each intangible acquired with or licensed by the Company and/or services or products received for non-cash consideration of the Company’s common stock. The value is based on the market price of the Company’s common stock issued as consideration, at the date of the agreement of each transaction or when the service is rendered or product is received, as adjusted for applicable discounts.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results of the Company reports in its financial statements.

h)	Income Taxes

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

i)	Reporting on the Cost of Start-Up Activity

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

j)	Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, due to shareholder, accrued executive compensation and accrued payroll taxes. Fair values were assumed to approximate carrying values because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

k)	Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets – An Amendment of APB No. 29.” The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS 153 will have a significant effect on its future financial statements.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a Replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2007. The Company does not believe the adoption of SFAS 154 will have a significant effect on its future financial statements.

Other recent accounting pronouncements issued by FASB (including its Emerging Issued Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

l)	Stock Split

In May 2005, the Company increased its authorized number of shares of common stock from 20,000,000 to 40,000,000 and effected a two for one stock split. All share amounts have been adjusted to give effect for the stock split.

Note 3. Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 40,000,000 shares of its $0.001 par value common stock. On May 25, 2005, the Company effected a two for one forward split of its then outstanding common stock.

During March 2001, the Company issued 10,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for cash in the amount of $5,000.

During March 2001, the Company issued 1,428,572 shares of its $0.001 par value common stock for total cash of $50,000 to one investor pursuant to a private placement.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On June 1, 2002, the Company issued 150,000 shares of its $0.001 par value common stock for total services rendered of $5,250 to three members of the board of directors. One member of the board of directors is the brother of the president of the Company.

One June 30, 2002, the Company closed its offering pursuant to Regulation D, Rule 504, of the Securities Act of 1933, as amended, and issued a total of 2,645,464 shares of its $0.001 par value common stock for total cash of $92,591.

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

As of December 31, 2005, there have been no other issuances of preferred and/or common stock.

Note 4 - Related Party Transactions

The President of the Company paid for various expenses of the Company. The amount due to him is a loan that bears zero interest and is due on demand. As of December 31, 2005 and 2004, the balance owed is $72.

In November 1, 2002, the Company agreed to compensate the President on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the years ended December 31, 2005 and 2004, the Company had executive compensation of $7,200 and $7,200, respectively. As of December 31, 2005 and 2004, the balances of accrued executive compensation were $12,033 and $4,838, respectively.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

On December 31, 2004, the Company transferred various assets to its President in exchange for the reduction of accrued executive compensation in the amount of $6,307. The assets consisted of the following:

Fixed assets, net	$ 1,542
Website development, net	1,505
Intangible assets	650
Prepaid expenses	1,286
Inventory	1,324
Total Assets, net	$ 6,307

During 2004 the President received $1,460 in cash which was also considered a reduction of accrued executive compensation.

During the years ended December 31, 2005 and 2004, the Company paid a total of $0 and $15,000, respectively, to three of the Company’s directors for services rendered.

The Company does not lease or rent any property. Office services are provided without charge by the President of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts.

During 2005 shareholders advanced at no interest $12,424 to pay for certain corporate maintenance expenses. No formal arrangements have been made for the repayment of these advances and they are considered due on demand.

Note 5 - Warrants and Options

On June 30, 2002, the Company issued 264,546 warrants to an investment- banking firm to purchase the Company’s $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.0385 per share. The warrant was amended on April 7, 2005 to extend the expiration date thereof to June 30, 2006. During the years ended December 31, 2005 and 2004, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option-pricing model with a market value per common share of $0.025, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6. Provision for Income Taxes

Any deferred tax assets have been subjected to a 100% valuation allowance, as management is unable to determine that it is more likely than not that such will be realized. Due to changes in the Company’s ownership that could happen it the future through various issuance of common stock, the utilization of net operating loss carryforwards may be subjected to annual limitations under provisions of the Internal Revenue Code. Such limitations could result in the permanent loss of a portion of the net operating loss carry forwards. The Company has not yet evaluated the status of its net operating loss carry forwards and may not do so until such time as the Company expects operating profits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Originally New York maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

We do not believe that there has been any change in our internal control over financial reporting during the three-month period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME	AGE	POSITION
Leonard H. Luner	65	President, CEO, Chief Financial Officer and Director

Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Leonard H. Luner serves on a part-time, as needed basis, as our President, Chief Executive Officer, Chief Financial Officer and Director. Mr. Luner has over 30 years of business experience as a division manager and a sales and marketing professional. In 1973, Mr. Luner commenced a 23-year career at Pulse Engineering, where he served in a variety of positions including Regional and Western Area Manager responsible for sales in 20 states. In 1983, Mr. Luner became the Vice President of Sales and Market at Pulse Engineering, growing the company’s sales from $20 million a year to $65 million by 1994. Mr. Luner was part of the management team that executed a leveraged buy-out of Pulse from Varian Associates and a subsequent successful initial public offering. Mr. Luner joined Netwave Technologies in 1996 as Vice President of the Original Equipment Manufacturing (OEM) Division. In that capacity, Mr. Luner was responsible for overall administration and establishing worldwide sales of the company’s products to OEM customers. From June 1998 to November 1999, he helped facilitate the acquisition of Netwave Technologies by Bay Networks. Mr. Luner retired from Netwave Technologies/By Networks in 1999. In 2000, he formed Pumpkin Fund I, LP, a Nevada limited partnership, as an investment club for himself and his close relatives and friends. Mr. Luner holds a B.S. in Business Administration from Pepperdine University, a Bachelor’s degree in Electronic Science from New York Institute of Technology and a Certificate in New Product Development from the California Institute of Technology.

We have not adopted a code of ethics that applies to our principal executive officer and principal financial officer because we are not currently conducting any business operations and have only one officer who serves only on a part-time, as needed, basis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes to beneficial ownership of our securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to us, or written representations that no reports were required, we believe that for the fiscal year ended December 31, 2005 all beneficial owners did comply with Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION

Mr. Leonard Luner, our only officer and director, was entitled to receive, and we accrued for his benefit, $7,200 of cash compensation for his services during each of the fiscal years ended December 31, 2004 and 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2006 certain information regarding the beneficial ownership of our common stock by (i) each person who is known to us to be the beneficial owner of more than 5% of the common stock, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to community property laws where applicable.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
Leonard H. Luner 2505 Anthem Village Drive, Suite E-404 Henderson, Nevada	0	0%
All officers and directors as a group (1 person)	0	0%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2004, we sold and transferred to Leonard Luner, our President and director, all proprietary assets and rights pertaining to our business in exchange for the reduction of his accrued compensation in the amount of $6,307.

ITEM 13. EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit

3.1	Articles of Incorporation of Registrant (incorporated by reference to Registrant’s Registration Statement on Form 10-SB 12G filed with the SEC on September 26, 2002).
3.2	Bylaws of the Registrant (incorporated by reference to Registrant’s Registration Statement on Form 10-SB12G filed with the SEC on September 26, 2002).
31.1	Certification of the President.
31.2	Certification of the Chief Financial Officer.
32	Certification of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees that we paid or accrued for the audit and other services provided by our principal accountant for fiscal 2005 and 2004.

	Fiscal 2005	Fiscal 2004

Audit Fees	$ 20,000	$ 2,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$ 20,000	$ 2,500

Audit Fees-This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees-This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees-This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees-This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. The audit and tax fees paid to the auditors with respect to fiscal year 2005 and 2004 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Originally New York, Inc.

Date: April 14, 2006	By:	/s/ Leonard Luner
Leonard Luner, President and Chief
Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2006	By:	/s/ Leonard Luner
Leonard Luner, President and Chief
Executive Officer, Chief Financial Officer and Director