Form 10QSB
period 2006-03-31
ORIGINALLY NEW YORK INC
filed 2006-05-17
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 000-50013
Originally New York, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2107890 (I.R.S. Employer Identification No.)

2505 Anthem Village Drive, Suite E-404 Henderson, NV (Address of principal executive offices)	89052 (Zip Code)

(702) 407-8222 (Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,224,036

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

Item 1. Unaudited Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB previously filed with the Commission on April 16, 2006, and subsequent amendments made thereto.

Originally New York, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

	December 31,	March 31,
	2005	2006
Assets

Current assets:
Cash	$10,474	$1,274
Total current assets	10,474	1,274

	$10,474	1,274

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable shareholders	$12,424	$12,424
Due to President	72	72
Accrued executive compensation - President	12,033	4,833
Accrued payroll taxes	2,076	2,256
Accrued expenses		20,000
Total current liabilities	26,605	39,585

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares	14,224	14,224
authorized, 14,224,036 shares issued and outstanding
Additional paid-in capital	155,117	155,117
(Deficit) accumulated during development stage	(185,472)	(207,652)
	(16,131)	(38,311)

	$10,474	$1,274

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		March 12, 2001
	March 31,		(Inception) to
	2006	2005	March 31, 2006

Revenue	$—	$—	$331
Cost of sales		—	213

Gross profit	—	—	118

Expenses:
General and administrative expenses	20,200	2,774	122,836
Commission expense	—		9,294
Consulting expense - related party	—	—	44,250
Executive compensation-President	1,800	1,800	24,600
Payroll taxes – President	180		2,255
Depreciation and amortization	—		4,535
Total expenses	22,180	4,574	207,770

Net (loss)	$(22,180)	$(4,574)	$(207,652)

Weighted average number of
common shares outstanding - basic and fully diluted	14,224,034	14,224,036

Net (loss) per share - basic and fully diluted	$(.002)	$(.000)

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three months ended		March 12, 2001
	March 31, 2006,		(Inception) to
	2006	2005	March 31, 2006
Cash flows from operating activities
Net (loss)	$(22,180)	$(4,574)	$(207,652)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services			5,250
Depreciation and amortization			4,535
Non-cash exchange of assets for executive compensation			3,697
Changes in operating assets and liabilities:
(Increase) decrease in inventory
(Increase) decrease in prepaid expense
Increase (decrease) in accounts payable and accrued expense	20,000		32,424
Increase (decrease) in accrued executive compensation	(7,200)	1,800	4,833
Increase in accrued payroll taxes	180		2,256
Net cash (used) by operating activities	9,200	(2,774)	(154,657)

Cash flows from investing activities
Fixed assets	—	—	(3,282)
Website development	—	—	(4,300)
Intangible assets	—	—	(650)
Net cash (used) by investing activities	—	—	(8,232)

Cash flows from financing activities
Additional paid-in capital	—	2,500	16,500
Issuances of common stock	—		147,591
Increase in due to President	—		72
Net cash provided by financing activities	—	2,500	164,163

Net increase (decrease) in cash	(9,200)	(274)	1,274
Cash - beginning	10,474	11,461	—
Cash - ending	$1,274	11,187	$1,274

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash transactions:
Shares issued for services provided	$—	$—	$5,250
Number of shares issued for services			75,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($207,652) for the period from March 1, 2001 (inception) to March 31, 2006, and had nominal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 – Warrants and options

On June 30, 2002, the Company issued 264,546 warrants to an investment banking firm to purchase the Company’s $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.0385 per share of common stock. On April 7, 2005, the Company agreed to extend the exercise period of the warrants from June 30, 2005 to June 30, 2006, and also agreed to the assignment of the warrants by the initial holder. During the three months ended March 31, 2006 and 2005, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 4 – Related party transactions

As of March 31, 2004, a then shareholder, president and director of the Company paid for various expenses of the Company and he is currently owed $72. The total amount due to the individual is a loan that bears zero interest and is due on demand.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600. During the three months ended March 31, 2005 and 2006, the Company had executive compensation of $1,800 and $1,800, respectively. As of March 31, 2005 and 2006, the balances of accrued executive compensation were $12,033.

The Company does not lease or rent any property. Office services are provided without charge by the president and director of the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The president and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 5 - Stock Split

Effective as of May 25, 2005, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 and to effect a two-for-one forward split of the Company’s shares of common stock outstanding on such date.

Item 2. Management’s Discussion and Plan of Operation

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

Plan of Operation

We were incorporated in Nevada on March 12, 2001. Our initial business consisted of marketing a proprietary line of sports and athletic garments bearing our logos. We established a website to serve as the principal method of marketing, selling and distributing our proprietary products. We applied to the U.S. Patent and Trademark office for trademark protection for two of our logos, both of which applications were denied and subsequently abandoned by the Patent and Trademark office. From inception, we generated $331 in revenue from the sale of our products on our website. As of December 31, 2004, we transferred all proprietary assets and rights pertaining to our business to our president, Leonard Luner, in exchange for the reduction of his accrued executive compensation in the amount of $6,307. During 2005, we decided to abandon any effort to operate our originally intended business. Originally New York has no properties and had an accumulated deficit of $207,652 as of March 31, 2006.

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

Item 3. Controls and Procedures

We maintain a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by us in the reports filed under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms. Based on an evaluation performed, our certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

We do not believe that there has been any change in our internal control over financial reporting during the three-month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Certification of the President

31.2	Certification of the Chief Financial Officer

32	Certification of the President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2006	ORIGINALLY NEW YORK, INC.

By:/s/ Leonard H. Luner
Leonard H. Luner, Chief Executive Officer
and Chief Financial Officer