Form 10QSB/A
period 2005-09-30
ORIGINALLY NEW YORK INC
filed 2006-06-07
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,224,036

ORIGINALLY NEW YORK, INC.

(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

The accompanying unaudited financial statements have not been reviewed by an independent public accounting firm.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“Commission”). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company’s Annual Report on Form 10-KSB previously filed with the Commission on April 8, 2005, and subsequent amendments made thereto.

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
(740)

$11,004

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		Nine months ended		March 12, 2001
	September 30,		September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005

Revenue	$—	$—	—	$—	$331
Cost of sales	—	—	—	—	213

Gross profit	—	—	—	—	118

Expenses:
General and administrative expenses		2,741	5,274	12,656	94,498
Commission expense	—	—	—	—	9,294
Consulting expense - related party	—		—	15,000	44,250
Executive compensation	1,800	1,800	5,400	5,400	21,000
Payroll taxes - related party	—	—	—	—	1,165
Depreciation and amortization	—	379	—	1,137	4,535
Total expenses	1,800	4,920	10,674	34,193	174,742

Net (loss)	$(1,800)	$(4,920)	$(10,6 74)	$(34,193)	$(174,624)

Weighted average number of
common shares outstanding - basic and fully diluted	14,224,036	7,112,018	7,112,018	7,112,018

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Three months ended		March 12, 2001
	September 30,		(Inception) to
	2005	2004	June 30, 2005
Cash flows from operating activities
Net (loss)	$(1,800)	$(34,193)	$(174,624)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	—	—	5,250
Depreciation and amortization	—	1,137	4,535
Non-cash exchange of assets for executive compensation			3,697
Changes in operating assets and liabilities:
(Increase) in inventory	—	(19)	—
Increase in accrued executive compensation	1,800	1,800	10,2 33
(Decrease) in prepaid expense	—	877	1,439
Net cash (used) by operating activities	(0)	(32,198)	(149,470)

Cash flows from investing activities
Purchase of fixed assets	—	—	(3,282)
Website development	—	—	(4,300)
Intangible assets	—	—	(650)
Net cash (used) by investing activities	—	—	(8,232)

Cash flows from financing activities
Additional paid-in capital	—	—	21,043
Issuances of common stock	—	—	147,591
Increase in accrued executive compensation	—	4,940
Increase in donated capital		15,000	72
Net cash provided by financing activities	-	19,940	168,706

Net increase (decrease) in cash	(0)	(12,258)	11,004
Cash - beginning	11,004	25,434	-
Cash - ending	$11,004	$13,176	$11,004

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

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

Note 3 - Warrants and options

On June 30, 2002, the Company issued 132,273 warrants to an investment banking firm to purchase the Company’s $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.077 per share of common stock. On April 7, 2005, the Company agreed to extend the exercise period of the warrants from June 30, 2005 to June 30, 2006, and also agreed to the assignment of the warrants by the initial holder. During the nine months ended September 30, 2005 and 2004, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

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

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as,  ”believes,”  ”expects,” “intends,”  ”plans,”  ”anticipates,”  ”estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

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

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of CFO

32	Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2006

ORIGINALLY NEW YORK, INC.

By:/s/ Leonard H. Luner

Leonard H. Luner, Chief Executive Officer

and Chief Financial Officer