Form 10QSB/A
period 2005-09-30
ORIGINALLY NEW YORK INC
filed 2006-06-07
CIK 1192907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,224,036

EXPLANATORY NOTE

REGARDING AMENDMENT NO. 2

We previously amended this Form 10-QSB for the quarter ended September 30, 2005 to indicate that the financial statements included therein had not been reviewed by an independent public accounting firm. The reason that the financial statements were not reviewed is that out prior independent accounting firm had resigned and we had not yet engaged a new firm to replace them. We have since engaged a new independent public accounting firm who has reviewed the financial statements included in this Form 10-QSB/A. There have not been any changes to the Form 10-QSB as a result of the review by our new independent public accounting firm.

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