Form 10QSB
period 2006-06-30
ORIGINALLY NEW YORK INC
filed 2006-08-14
CIK 1192907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,324,036 shares of common stock as of June 30, 2006.

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

Originally New York, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

	December 31,	June 30,
	2005	2006
Assets

Current assets:
Cash	$10,474	$1,164
Total current assets	10,474	1,164

	$10,474	1,164

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable shareholders	$12,424	$40,786
Due to President	72	72
Accrued executive compensation - President	12,033	7,533
Accrued payroll taxes	2,076	2,526
Total current liabilities	26,605	50,917

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares
authorized, 14,224,036 shares (2005) and 14,324,036 (2006) issued and outstanding	14,224	14,324
Additional paid-in capital	155,117	165,017
(Deficit) accumulated during development stage	(185,472)	(229,094)
Stockholder’s deficiency	(16,131)	(49,753)

	$10,474	$1,164

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		Six months ended		March 12, 2001
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	March 31, 2006

Revenue	$—	$—	$—	—	$331
Cost of sales	—	—			213
					—
Gross profit	—	—	—	—	118

Expenses:
General and administrative expenses	8,473	2,260	28,672	5,274	131,309
Commission expense	—		—	—	9,294
Consulting expense - related party	—	—			44,250
Executive compensation-President	12,700	1,800	14,500	3,360	37,300
Payroll taxes – President	270	—	450		2,525
Depreciation and amortization	—	—		—	4,535
Total expenses	21,443	4,060	43,622	8,634	229,212

Net (loss)	$(21,443)	$(4,060)	$(43,622)	$(8,634)	$(229,094)

Weighted average number of
common shares outstanding - basic and fully diluted	14,224,036	14,224,036	14,224,036	14,224,036

Net (loss) per share - basic and fully diluted	$(.002)	$(.000)	$(.003)	$(.000)

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Six months ended		March 12, 2001
	June 30, 2006,		(Inception) to
	2006	2005	June 30, 2006
Cash flows from operating activities
Net (loss)	$(43,622)	$(8,634)	$(229,094)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	10,000		15,250
Depreciation and amortization			4,535
Non-cash exchange of assets for executive compensation			3,697
Changes in operating assets and liabilities:
(Increase) decrease in inventory
(Increase) decrease in prepaid expense
Increase (decrease) in accounts payable and accrued expense	28,362	2,077	40,786
Increase (decrease) in accrued executive compensation	(4,500)	3,600	7,533
Increase in accrued payroll taxes	450		2,526
Net cash (used) by operating activities	(9,310)	(2,957)	(154,767)

Cash flows from investing activities
Fixed assets	—	—	(3,282)
Website development	—	—	(4,300)
Intangible assets	—	—	(650)
Net cash (used) by investing activities	—	—	(8,232)

Cash flows from financing activities

Issuances of common stock	—	2,500	165,091
Increase in due to President	—		72
Net cash provided by financing activities	—	2,500	164,163

Net increase (decrease) in cash	(9,310)	(457)	1,164
Cash - beginning	10,474	11,461	—
Cash - ending	$1,164	$11,004	$1,164

Supplemental disclosures:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—
Non-cash transactions:
Shares issued for services provided	10,000		15,250
Number of shares issued for services	100,000		175,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($207,652) for the period from March 1, 2001 (inception) to June 30, 2006, and had nominal sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Related party transactions

As of March 31, 2004, a then shareholder, president and director of the Company paid for various expenses of the Company and he is currently owed $72. The total amount due to the individual is a loan that bears zero interest and is due on demand.

On November 1, 2002, the Company agreed to compensate the president on a month-to-month basis to perform various administrative services at a monthly rate of $600 (subsequently increased in 2006 to $750 per month retroactive to January 1, 2006). During the six months ended June 30, 2005 and 2006, the Company had executive compensation of $1,800 and $14,500, respectively. See Note 5.

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

Note 4 - Stock Split

Effective as of May 25, 2005, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000 and to effect a two-for-one forward split of the Company’s shares of common stock outstanding on such date.

Note 5 - Issuance of Shares For Services

Effective January 1, 2006, the Company issued 100,000 Common Shares to its President as partial payment for the services he provides as the Company’s President. These shares were valued at $.10 per share based on management’s estimate of the market price of the Company’s common stock net of restrictions at the effective date.

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

Plan of Operation

We were incorporated in Nevada on March 12, 2001. Our initial business consisted of marketing a proprietary line of sports and athletic garments bearing our logos. We established a website to serve as the principal method of marketing, selling and distributing our proprietary products. We applied to the U.S. Patent and Trademark office for trademark protection for two of our logos, both of which applications were denied and subsequently abandoned by the Patent and Trademark office. From inception, we generated $331 in revenue from the sale of our products on our website. As of December 31, 2004, we transferred all proprietary assets and rights pertaining to our business to our president, Leonard Luner, in exchange for the reduction of his accrued executive compensation in the amount of $6,307. During 2005, we decided to abandon any effort to operate our originally intended business. Originally New York has no properties and had an accumulated deficit of $229,094 as of June 30, 2006.

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

We do not believe that there has been any change in our internal control over financial reporting during the three-month period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

August 14, 2006

ORIGINALLY NEW YORK, INC.

By: /s/ Leonard H. Luner

Leonard H. Luner, Chief Executive Officer

and Chief Financial Officer