Form 10QSB
period 2006-09-30
ORIGINALLY NEW YORK INC
filed 2006-11-17
CIK 1192907

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-50013

Originally New York, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2107890 (I.R.S. Employer Identification No.)

216 N Commercial Ave Eagle Grove, IA 50533 (Address of principal executive offices)	50533 (Zip Code)

515-603-6292 (Registrant’s telephone number, including area code)

2505 Anthem Village Drive, Suite E-404 Henderson, NV (702) 407-8222 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 14,324,036 shares of common stock as of September 30, 2006.

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

Originally New York, Inc.

(a Development Stage Company)

Balance Sheet

(unaudited)

	December 31	September 30
	2005	2006
Assets

Current assets:
Cash	$10,474	$1,074
Total current assets	10,474	1.074

	10,474	1,074

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable shareholders	$12,424	$—
Due to President	72	—
Accrued executive compensation - President	12,033	1,074
Accrued payroll taxes	2,076	—
Total current liabilities	$26,605	$1,074

Stockholders’ equity (deficiency):
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 40,000,000 shares
authorized, 14,224,036 shares (2005) and 14,324,036 (2006) issued and outstanding	14,224	14,324
Additional paid-in capital	155,117	223,654
(Deficit) accumulated during development stage	(185,472)	(237,978)
Stockholder’s deficiency	(16,131)	—

	$10,474	$1,074

Originally New York, Inc.

(a Development Stage Company)

Statements of Operations

(unaudited)

	Three months ended		Nine months ended		March 12, 2001
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Revenue	$—	$—	$—	$—	$331
Cost of sales	—	—	—	—	213

Gross profit	—	—	—	—	118

Expenses:
General and administrative expenses	6,274		34,946	5,274	137,582
Commission expense	—		—	—	9,294
Consulting expense - related party	—	—			44,250
Executive compensation-President	2,250	1,800	16,750	5,400	39,550
Payroll taxes – President	270	—	810		2,885
Depreciation and amortization	—	—		—	4,535
Total expenses	8,794	1,800	52,506	10,674	238,096

Net (loss)	$(8,794)	$(1,800)	$(52,506)	$(10,674)	$(237,978)

Weighted average number of
common shares outstanding - basic and fully diluted	14,324,036	14,224,036	14,324,036	14,224,036

Net (loss) per share - basic and fully diluted	$(.000)	$(.000)	$(.003)	$(.000)

Originally New York, Inc.

(a Development Stage Company)

Statements of Cash Flows

(unaudited)

	Nine months ended		March 12, 2001
	September 30, 2006,		(Inception) to
	2006	2005	September 30, 2006
Cash flows from operating activities
Net (loss)	$(52,506)	(10,674)	$(237,978)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Shares issued for services	10,000		15,250
Contribution of Capital	58,637		58,637
Depreciation and amortization			4,535
Non-cash exchange of assets for executive compensation			2,697
Changes in operating assets and liabilities:
(Increase) decrease in inventory
(Increase) decrease in prepaid expense
Increase (decrease) in accounts payable and accrued expense	(12,424)	2,077
Increase (decrease) in accrued executive compensation	(11,031)	3,600	1,074
Increase in accrued payroll taxes	(2,076)
Net cash (used) by operating activities	(9,400)	(2,957)	(155,785)

Cash flows from investing activities
Fixed assets	—	—	(3,282)
Website development	—	—	(4,300)
Intangible assets	—	—	(650)
Net cash (used) by investing activities	—	—	(8,232)
Cash flows from financing activities

Issuances of common stock	—	2,500	165,091
Increase in due to President	—
Net cash provided by financing activities	—	2,500	165,091

Net increase (decrease) in cash	(9,400)	(457)	1,074
Cash - beginning	10,474	11,461	—
Cash - ending	$1,074	11,004	1,074

Supplemental disclosures:
Interest paid	$—	—	$0
Income taxes paid	$—	—	$0
Non-cash transactions:
Shares issued for services provided	$10,000		$15,230
Number of shares issued for services	100,000		175,000

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of ($207,652) for the period from March 1, 2001 (inception) to September 30, 2006, and had nominal sales. The future of the Company was dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. However, the Company was dependent upon its ability to secure equity and/or debt financing and there were no assurances the Company would be successful, without sufficient financing it would have been unlikely for the Company to continue as a going concern.

Note 3 - Related party transactions

On November 1, 2002, the Company agreed to compensate the former president on a month-to-month basis to perform various administrative services at a monthly rate of $600 (subsequently increased in 2006 to $750 per month retroactive to January 1, 2006). During the nine months ended September 30, 2005 and 2006, the Company had executive compensation of $5,400 and $16,750, respectively. See Note 5.

The Company does not lease or rent any property. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The former president and director of the Company was involved in other business activities.

Note 4 - Stock Split

Effective as of October 18th, 2006, the Company amended its Articles of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 120,000,000 and to effect a three-for-one forward split of the Company’s shares of common stock outstanding on such date.

Note 5 - Issuance of Shares For Services

Effective January 1, 2006, the Company issued 100,000 Common Shares to its then President as partial payment for the services he provides to the Company. These shares were valued at $.10 per share based on management’s estimate of the market price of the Company’s common stock net of restrictions at the effective date.

Note 6 – Settlement of Liabilities

Prior to the subsequent event one of the principal shareholders, prior to the issuance of the new shares entered, into settlement agreements with then president and other professionals to pay them directly. The difference between the settled liability amounts and the booked amounts were reflected as contributed capital as of September 30, 2006.

Note 7 – Subsequent Event

October 19, 2006, the Company completed a Transaction Agreement (“Agreement”) with James Monroe Capital Group, a Delaware corporation and Vineyard Creek Investments, LLC. Pursuant to the Agreement, James Monroe Capital Group contributed assets and Vineyard Creek Investments, LLC purchased $300,000 of our common stock. The Company issued 33,201,000 common shares to James Monroe Capital Group and 19,499,000 to Vineyard Creek Investments, LLC which represents 80% of our outstanding shares.

James Monroe Capital Corporation exchanged an estimated $300,000 of real estate and equipment subject to approximately $143,000 of secured debt for 33,201,000 shares of the Company’s common stock. These shares were valued at .0047 per common share. Vineyard Creek Investments contributed $300,000 cash for 19,499,000 shares of the Company’s common stock. The price per share for this transaction was $.0154 dollars.

We will now undertake the business of developing, manufacturing and selling ethanol plants.

Future revenues are significantly dependent upon the sales of ethanol plants. To lessen dependency on the sales of these plants, the Company plans to establish and operate plants for ethanol production. We have not experienced any revenues from the sale of ethanol plants. The first plant is intended to be used for demonstration, customer training, research, and development. We expect to incur fees for the continued construction of ethanol plants. No assurance can be given that the Company will be successful in the endeavors.

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

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to changes in our expectations.

Plan of Operation

We were incorporated in Nevada on March 12, 2001. Our initial business consisted of marketing a proprietary line of sports and athletic garments bearing our logos. We established a website to serve as the principal method of marketing, selling and distributing our proprietary products. We applied to the U.S. Patent and Trademark office for trademark protection for two of our logos, both of which applications were denied and subsequently abandoned by the Patent and Trademark office. From inception, we generated $331 in revenue from the sale of our products on our website. As of December 31, 2004, we transferred all proprietary assets and rights pertaining to our business to our president, Leonard Luner, in exchange for the reduction of his accrued executive compensation in the amount of $6,307. During 2005, we decided to abandon any effort to operate our originally intended business. Originally New York has no properties and had an accumulated deficit of $229,094 as of September 30, 2006.

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

We do not believe that there has been any change in our internal control over financial reporting during the three-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of the Principal Executive Officer *

31.2	Section 302 Certification of the Principal Financial Officer *

32.1	Section 906 Certification of Principal Executive Officer *

32.2	Section 906 Certification of Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Originally New York, Inc.

Date: November 16, 2006

By: /s/ Taylor Moffitt

Taylor Moffitt, CEO/Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Taylor Moffitt	Date: November 16, 2006
Taylor Moffitt
CEO/ /Director

By:	/s/ Chris McGovern	Date: November 16, 2006
Chris McGovern
President/Treasurer